Form 10-Q
period 1996-03-31
DEAN WITTER PRINCIPAL SECURED FUTURES FUND LP
filed 1996-05-07
CIK 867495

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 31, 1996 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from________________to_____________

Commission file number 33-36656


        DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.

    (Exact name of registrant as specified in its charter)


        Delaware                                           13-3589337
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or organization)                         Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.                  10048
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 392-5454




(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No

                 DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                March 31, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition March 31, 1996
         (Unaudited) and December 31, 1995..........................2

         Statements of Operations for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited)........................3

         Statements of Changes in Partners' Capital for the
         Quarters ended March 31, 1996 and 1995 (Unaudited)..........4

         Statements of Cash Flows for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited).........................5

         Notes to Financial Statements (Unaudited)...............6-10

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations............................................11-14


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.......................15

                  DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION


                                                                   March 31,              December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                            77,016,012                78,404,128
   Net unrealized gain on open contracts                            3,460,054                 3,621,113

   Total Trading Equity                                            80,476,066                82,025,241

   Interest receivable (DWR)                                          240,422                   252,974
   Receivable from DWR                                                    334                         -

   Total Assets                                                    80,716,822                82,278,215


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                               966,248                    738,931
   Accrued management fee                                            268,027                    272,903
   Accrued administrative expenses                                   211,545                    279,755
   Incentive fees payable                                            145,473                    320,038
   Accrued brokerage commissions (DWR)                                86,445                     99,604
   Banks fees payable                                                 10,051                     21,336
   Accrued transaction fees and costs                                  5,947                      6,603

   Total Liabilities                                               1,693,736                  1,739,170


Partners' Capital

   Limited Partners (45,070.180 and
    46,435.540 Units, respectively)                               77,381,714                 78,914,381
   General Partner (956 Units)                                     1,641,372                  1,624,664

   Total Partners' Capital                                        79,023,086                 80,539,045

   Total Liabilities and Partners' Capital                        80,716,822                 82,278,215

NET ASSET VALUE PER UNIT                                            1,716.92                   1,699.44




            The accompanying footnotes are an integral part
                   of these financial statements.

             DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)





                                                                For the Quarters Ended March 31,
                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                                  2,068,706            6,512,924
        Net change in unrealized                                   (161,059)           9,305,574

          Total Trading Results                                   1,907,647           15,818,498

        Interest Income (DWR)                                       706,912              780,978

          Total Revenues                                          2,614,559           16,599,476


EXPENSES

        Management fees                                             816,003              806,699
        Brokerage commissions (DWR)                                 710,287            1,014,473
        Incentive fees                                              162,402              781,197
        Transaction fees and costs                                   48,058               66,486
        Administrative expenses                                      27,000               27,000
        Bank fees                                                    10,826               52,080

          Total Expenses                                          1,774,576            2,747,935

NET INCOME                                                          839,983           13,851,541


NET INCOME ALLOCATION

        Limited Partners                                             823,275          13,609,154
        General Partner                                               16,708             242,387


NET INCOME PER UNIT

        Limited Partners                                               17.48              253.54
        General Partner                                                17.48              253.54


                               The accompanying footnotes are an integral part
                                       of these financial statements.


                DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the Quarters Ended March 31, 1996 and 1995
                                  (Unaudited)



                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1994                          56,372.344      $75,121,362       $1,295,936     $76,417,298

Net Income                                       -            13,609,154         242,387       13,851,541

Redemptions                                  (3,393.773)      (5,019,692)               -      (5,019,692)

Partners' Capital
  March 31, 1995                             52,978.571      $83,710,824       $1,538,323     $85,249,147





Partners' Capital
  December 31, 1995                           47,391.540      $78,914,381      $1,624,664      $80,539,045

Net Income                                             -          823,275          16,708          839,983

Redemptions                                   (1,365.360)      (2,355,942)              -       (2,355,942)

Partners' Capital
  March 31, 1996                              46,026.180      $77,381,714      $1,641,372      $79,023,086







            The accompanying footnotes are an integral part
                    of these financial statements.


                  DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)





                                                                For the Quarters Ended March 31,

                                                                   1996                  1995
                                                                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       839,983           13,851,541
   Noncash item included in net income:
        Net change in unrealized                                    161,059           (9,305,574)

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                    12,552               (3,293)
        Receivable from DWR                                            (334)                   -

   Increase (decrease) in operating liabilities:
        Accrued management fee                                       (4,876)              32,899
        Accrued administrative expenses                             (68,210)             (12,737)
        Incentive fee payable                                      (174,565)             781,197
        Accrued brokerage commissions (DWR)                         (13,159)              45,403
        Bank fees payable                                           (11,285)              52,080
        Accrued transaction fees and costs                             (656)               3,375

   Net cash provided by operating activities                        740,509            5,444,891


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in redemptions payable                                  227,317            1,004,854
   Redemptions of units                                          (2,355,942)          (5,019,692)

   Net cash used for financing activities                        (2,128,625)          (4,014,838)


   Net increase (decrease) in cash                               (1,388,116)           1,430,053

   Balance at beginning of period                                78,404,128           74,414,633

   Balance at end of period                                      77,016,012           75,844,686




                                    The accompanying footnotes are an integral part
                                            of these financial statements.


                   DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1.  Organization
Dean Witter Principal Secured Futures Fund L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts
and forward contracts on foreign currencies.   Demeter Management
Corporation ("the General Partner") has retained John W. Henry & Co. as the trading manager of the Partnership. Both the General Partners and the commodity broker, Dean Witter Reynolds, Inc. ("DWR") are wholly owned subsidiaries of Dean Witter, Discover & Co.

            DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
               NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. brokerage expenses incurred by the Partnership are paid to DWR.

3.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represents contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996 open contracts were:

                                                   Contract or
                                                Notional Amount
                                                       $
Exchange-Traded Contracts
Financial Futures:
   Commitments to Purchase                         3,747,000
   Commitments to Sell                           127,198,000
Commodity Futures:
   Commitments to Purchase                        13,856,000
   Commitments to Sell                            10,058,000
Foreign Futures:
   Commitments to Purchase                         2,020,000
   Commitments to Sell                           109,290,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                        75,901,000
   Commitments to Sell                           112,938,000

             DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
               NOTES TO FINANCIAL STATEMENTS - (CONTINUED)





A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $3,460,054 at March 31, 1996. Of this amount, $3,291,037 related to exchange-traded futures contracts and $169,017 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through March 1997. Off-exchange-traded forward currency contracts held at March 31, 1996 mature through June 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



The Partnership also has credit risk because the sole counterparty with respect to most of the Partnership's assets, is DWR. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gains on all open futures contracts, which funds totaled $80,307,049 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

              DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
                 NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




For the quarter ended March 31, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                              Assets     Liabilities
                                               $             $
Exchange-Traded Contracts:
Financial Futures                          59,029,000     67,050,000
Commodity Futures                          24,396,000      5,890,000
Foreign Futures                            70,101,000     45,421,000
Off-Exchange-Traded Forward
 Currency Contracts                        72,661,000    116,150,000

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures and forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996, the Partnership's total trading revenues including interest income were $2,614,559. During the first quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the currency and financial futures markets. In the currency markets, gains were experienced in January as a declining trend in the value of the Japanese yen lead to profits in short Japanese yen positions. In March, gains were recorded from long Australian dollar positions as the value of the Australian dollar increased relative to the U.S. dollar and other European currencies. Additional gains in the currency markets were experienced in January from short positions in the Swiss franc and German mark. These gains more than offset the losses recorded in February as a result of a sharp reversal in the value of the Japanese yen and most major European currencies relative to the U.S. dollar. In the financial futures markets, long European interest rate futures positions experienced gains in January as prices moved higher during the month. During March, gains were recorded from trading U.S. interest rate futures. A portion of these gains was offset by losses experienced in February from previously established long positions in European bond futures as prices moved lower. Losses were experienced in the metals markets in February and March as trendless price movements resulted in losses from trading precious metals futures. In the energy markets, losses were recorded in January as a sharp and sudden price reversal downward in crude oil prices resulted in losses for the Fund's previously established long positions. These losses more than offset gains recorded in March as crude and heating oil prices moved higher. Smaller losses were recorded in the soft commodities and agricultural markets during the quarter. Total expenses for the period were $1,774,575, resulting in net income of $839,984. The value of an individual Unit in the Partnership increased from $1,699.44 at December 31, 1995 to $1,716.92 at March 31, 1995.

For the Quarter Ended March 31, 1995

For the quarter ended March 31, 1995, the Partnership's total trading revenues including interest income were $16,599,476.
During the first quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the currency markets as a result of the decrease in value of the U.S. dollar versus the Japanese yen and major European currencies during February and March. Gains were also recorded in the financial futures markets as a result of trading U.S. interest rate futures as well as Japanese bond and Nikkei stock index futures during the quarter. Additional trading gains were recorded from transactions involving crude oil in March. Smaller trading losses in the sugar, soybean products, silver and coffee offset a portion of overall gains for the Partnership during the quarter. Total expenses for the period were $2,747,935, resulting in net income of $13,851,541. The value of an individual Unit in the Partnership increased from $1,355.58 at December 31, 1994 to $1,609.12 at March 31, 1995.

                    PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

              A)    Exhibits.

                       None.

              B)    Reports on Form 8-K. - None.

                                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   Dean Witter Principal Secured
                                   Futures Fund L.P. (Registrant)

                                   By: Demeter Management Corporation
                                       (General Partner)

May 7, 1996                       By:/s/ Patti L. Behnke
                                          Patti L. Behnke
                                          Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.