Form 10-Q
period 1996-06-30
DEAN WITTER PRINCIPAL SECURED FUTURES FUND LP
filed 1996-08-12
CIK 867495

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1996 or

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

              INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          June 30, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         June 30, 1996 (Unaudited) and December 31, 1995............2

         Statements of Operations for the Quarters Ended
         June 30, 1996 and 1995 (Unaudited).........................3

         Statements of Operations for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited).........................4

         Statements of Changes in Partners' Capital for the
         Six Months Ended June 30, 1996 and 1995
         (Unaudited).................................................5

         Statements of Cash Flows for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited).........................6

         Notes to Financial Statements........................... 7-11

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations............................................12-16


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.......................17

                               DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                   June 30,               December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                          76,949,182                  78,404,128
   Net unrealized gain on open contracts                          3,083,340                   3,621,113

   Total Trading Equity                                          80,032,522                  82,025,241

   Interest receivable (DWR)                                        244,960                     252,974

   Total Assets                                                  80,277,482                  82,278,215


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                              637,786                     738,931
   Incentive fee payable                                            305,865                     320,038
   Accrued management fee                                           266,309                     272,903
   Accrued administrative expenses                                  198,824                     279,755
   Accrued brokerage commissions (DWR)                              159,867                      99,604
   Bank fee payable                                                  20,744                      21,336
   Accrued transaction fees and costs                                10,494                       6,603

   Total Liabilities                                              1,599,889                   1,739,170


Partners' Capital

   Limited Partners (43,880.561 and
    46,435.540 Units, respectively)                              77,000,038                  78,914,381
   General Partner (956 Units)                                    1,677,555                   1,624,664

   Total Partners' Capital                                       78,677,593                  80,539,045

   Total Liabilities and Partners' Capital                       80,277,482                  82,278,215


NET ASSET VALUE PER UNIT                                           1,754.76                    1,699.44



                               The accompanying footnotes are an integral part
                                       of these financial statements.

                               DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
                                          STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 For the Quarters Ended June 30,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                                3,274,360            15,391,336
        Net change in unrealized                                 (376,714)          (11,436,650)

          Total Trading Results                                 2,897,646             3,954,686

        Interest Income (DWR)                                     730,327               821,900

          Total Revenues                                        3,627,973             4,776,586

EXPENSES

        Management fees                                           800,677               888,590
        Brokerage commissions (DWR)                               720,448               494,868
        Incentive fees                                            312,901               491,393
        Transaction fees and costs                                 44,119                90,170
        Letter of credit fees                                      20,744                32,760
        Administrative expenses                                         -                27,000

          Total Expenses                                        1,898,889             2,024,781

NET INCOME                                                      1,729,084             2,751,805


NET INCOME ALLOCATION

        Limited Partners                                        1,692,901             2,702,637
        General Partner                                            36,183                49,168


NET INCOME PER UNIT

        Limited Partners                                            37.84                 51.43
        General Partner                                             37.84                 51.43


                               The accompanying footnotes are an integral part
                                       of these financial statements.


                               DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
                                          STATEMENTS OF OPERATIONS
                                               (Unaudited)





                                                                 For the Six Months Ended June 30,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                                5,343,065            21,904,260
        Net change in unrealized                                 (537,773)           (2,131,076)

          Total Trading Results                                 4,805,292            19,773,184

        Interest Income (DWR)                                   1,437,239             1,602,878

          Total Revenues                                        6,242,531            21,376,062


EXPENSES

        Management fees                                         1,616,681             1,695,290
        Brokerage commissions (DWR)                             1,430,735             1,509,342
        Incentive fees                                            475,303             1,272,590
        Transaction fees and costs                                 92,175               156,656
        Letter of credit fees                                      31,570                84,839
        Administrative expenses                                    27,000                54,000

          Total Expenses                                        3,673,464             4,772,717

NET INCOME                                                      2,569,067            16,603,345


NET INCOME ALLOCATION

        Limited Partners                                        2,516,176            16,311,791
        General Partner                                            52,891               291,554


NET INCOME PER UNIT

        Limited Partners                                            55.32                304.97
        General Partner                                             55.32                304.97



                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                    DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                    For the Six Months Ended June 30, 1996 and 1995
                                                      (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1994                         56,372.344     $ 75,121,362      $1,295,936       $ 76,417,298

Net Income                                           -       16,311,791         291,554         16,603,345

Redemptions                                 (5,397.161)      (8,373,564)              -         (8,373,564)

Partners' Capital
  June 30, 1995                             50,975.183     $ 83,059,589      $1,587,490       $ 84,647,079




Partners' Capital
  December 31, 1995                         47,391.540     $ 78,914,381      $1,624,664        $80,539,045

Net Income                                           -        2,516,176          52,891          2,569,067

Redemptions                                 (2,554.979)      (4,430,519)              -         (4,430,519)

Partners' Capital
  June 30, 1996                             44,836.561     $ 77,000,038      $1,677,555       $ 78,677,593








                The accompanying footnotes are an integral part
                        of these financial statements.


                    DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
                                 STATEMENTS OF CASH FLOWS
                                     (Unaudited)





                                                                For the Six Months Ended June 30,

                                                                   1996                  1995
                                                                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   2,569,067            16,603,345
   Noncash item included in net income:
        Net change in unrealized                                  537,773             2,131,076

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                   8,014                (7,457)

   Increase (decrease) in operating liabilities:
        Incentive fee payable                                     (14,173)              482,614
        Accrued management fee                                     (6,594)               34,085
        Accrued administrative expenses                           (80,931)               14,263
        Accrued brokerage commissions (DWR)                        60,263               (35,345)
        Bank fee payable                                             (592)               32,760
        Accrued transaction fees and costs                          3,891                (2,359)

   Net cash provided by operating activities                    3,076,718            19,252,982


CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease in redemptions payable                              (101,145)                  (383)
   Redemptions of units                                       (4,430,519)            (8,373,564)

   Net cash used for financing activities                     (4,531,664)            (8,373,947)


   Net increase (decrease) in cash                            (1,454,946)            10,879,035

   Balance at beginning of period                             78,404,128             74,414,633

   Balance at end of period                                   76,949,182             85,293,668



                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                  DEAN WITTER PRINCIPAL SECURED FUTURES L.P.
                       NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)

The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1.  Organization
Dean Witter Principal Secured Futures Fund L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. Demeter Management Corporation ("the General Partner") has retained John W. Henry & Co. ("JWH") as the trading manager of the Partnership. Both the General Partner and the commodity broker, Dean Witter Reynolds, Inc. ("DWR"), are wholly owned subsidiaries of Dean Witter, Discover & Co.

2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
3.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                              $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                 53,433,000
   Commitments to Sell                    161,973,000
 Commodity Futures:
   Commitments to Purchase                  6,934,000
   Commitments to Sell                     32,238,000
 Foreign Futures:
   Commitments to Purchase                114,186,000
   Commitments to Sell                     28,419,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                 60,046,000
   Commitments to Sell                     61,483,000


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

DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $3,083,340 at June 30, 1996. Of this amount, $2,865,105 related to exchange-traded futures contracts and $218,235 related to non-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through June 1997. Off-exchange traded forward currency contracts held by the Partnership at June 30, 1996 mature through September 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR

        DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $79,814,287 at June 30, 1996. With respect to the Partnership's non-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.


For the quarter ended June 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                        Assets         Liabilities
                                          $                 $
Exchange-Traded Contracts
  Financial Futures                   49,708,000       104,906,000
  Commodity Futures                   18,387,000        14,926,000
  Foreign Futures                     75,304,000        30,470,000
Off-Exchange-Traded Forward
 Currency Contracts                  102,772,000       154,351,000



4.  Subsequent Event
On July 31, 1996, with the Partnership's NAV above $1,000 per unit, the agreement of guarantee which assured investors who redeemed their units on July 31, 1996 a minimum Net Asset Value of $1,000

             DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.
               NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)



per unit expired. Effective August 1, 1996, the Partnership was renamed Dean Witter Portfolio Strategy Fund L.P. and will continue trading in a non-guaranteed format. As a result, both the reduction of interest income of 1.125% per annum for the letter of credit fee paid by DWR and the letter of credit fee of 1% of new appreciation have been eliminated.

Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership will be capped at .65% per month of adjusted Net Assets as defined in the Limited Partnership Agreement.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partner-ship's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures, forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the Partnership's total trading revenues including interest income were $3,627,973. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the currency markets as the value of the Swiss franc and German mark moved lower versus the U.S. dollar and other world currencies during April. Losses from transactions involving the Japanese yen during April offset a portion of the gains within this complex. In the metals markets, a decline in precious metals prices resulted in profits for the Partnership's short gold and silver futures positions during June. Additional gains were recorded in the agricultural markets from long corn futures positions as prices moved in an upward direction during April and May. Gains experienced from sugar and cotton futures trading during May more than offset losses in coffee futures during the quarter. In financial futures trading, losses were recorded as trendless price movement was experienced in non-U.S. interest rate and global stock index futures throughout the quarter. Trading gains recorded in April from short U.S. interest rate futures positions, as prices in these markets moved lower, offset a portion of these losses. In the energy markets, small losses in crude oil futures during May offset a portion of overall Partnership gains for the fiscal quarter. Total expenses for the quarter were $1,898,889, resulting in net income of $1,729,084. The value of an individual Unit in the Partnership increased from $1,716.92 at March 31, 1996 to $1,754.76 at June 30, 1996.

For the six months ended June 30, 1996, the Partnership's total trading revenues including interest income were $6,242,531. During the first half of the year, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the currency markets as a decline in the value of the Swiss franc and German mark relative to the U.S. dollar resulted in profits for the Fund's short positions during the second quarter, as well as during January. Additional gains were recorded during the first quarter from transactions involving the Australian dollar and Japanese yen. In the metals markets, gains recorded during June from short gold futures positions more than offset losses in silver during the first quarter. Trading in the agricultural sector also resulted in gains as long corn futures positions profited as prices moved higher early in the second quarter. In the financial futures markets, losses were recorded from trendless price movement in non-U.S. interest rate and global stock index futures. Trading gains from short U.S. interest rate positions during March and April, as prices moved lower, offset a portion of these losses. Trading losses in crude oil futures during January and May, coupled with smaller losses in coffee futures, offset a portion of overall Fund gains for the first half of the year.
Total expenses for the period were $3,673,464, resulting in net income of $2,569,067. The value of an individual Unit in the Partnership increased from $1,699.44 at December 31, 1995 to $1,754.76 at June 30, 1996.

For the Quarter and Six Months Ended June 30, 1995
For the quarter ended June 30, 1995, the Partnership's total trading revenues including interest income were $4,776,586. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in global interest rate futures. Gains were recorded in April and May as global interest rate futures prices trended higher, resulting in trading gains from U.S. Treasury bond and Treasury note, Australian bond and European bond futures. Stock index futures also provided gains to the Partnership due to trading in global stock index futures. Smaller gains in crude oil futures, due in part to gains in April and June, and in coffee and sugar futures added to the overall gains for the quarter. Trading losses in currencies, gold and the soybean products offset a portion of the Partnership's overall gains. Total expenses for the period were $2,024,781, resulting in net income of $2,751,805. The value of an individual Unit in the Partnership increased from $1,609.12 at March 31, 1995 to $1,660.55 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total trading revenues including interest income were $21,376,062.
During the first six months, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in currencies. Currency trading provided profits for the Partnership during February, March and April. During these months, the value of foreign currencies versus the U.S. dollar steadily increased allowing for profits in transactions involving the Japanese yen, German mark and Swiss franc. During this same time period, global interest rate futures prices also moved higher and the Partnership was able to take advantage of trends in U.S. Treasury bond and Treasury note, Japanese bond, Australian bond and German bond futures. Smaller gains were recorded from trading global stock index futures. Gains in June from decreasing crude oil prices also contributed to the overall gains. Trading losses in gold, silver, the soybean products, heating oil and sugar offset a portion of the Partnership's overall gains for the first half of the year. Total expenses for the period were $4,772,717, resulting in net income of $16,603,345. The value of an individual Unit in the Partnership increased from $1,355.58 at December 31, 1994 to $1,660.55 at June 30, 1995.

                        PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

                 A)      Exhibits. - None.

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




                                 Dean Witter Principal Secured
                                      Futures Fund L.P. (Registrant)

                                 By: Demeter Management Corporation
                                     (General Partner)

August 12, 1996                  By:/s/ Patti L. Behnke
                                        Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.