Form 10-Q
period 1996-09-30
DEAN WITTER PRINCIPAL SECURED FUTURES FUND LP
filed 1996-11-08
CIK 867495

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-Q

[X]       Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1996 or

[ ]       Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from________________to_____________

Commission file number 33-36656


                  DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

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

Yes     X                               No

                     DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                             September 30, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Statements of Financial Condition
          September 30, 1996 (Unaudited) and December 31, 1995.......2

          Statements of Operations for the Quarters Ended
          September 30, 1996 and 1995 (Unaudited)....................3

          Statements of Operations for the Nine Months Ended
          September 30, 1996 and 1995 (Unaudited)......................4

          Statements of Changes in Partners' Capital for the
          Nine Months Ended September 30, 1996 and 1995
          (Unaudited).................................................5

          Statements of Cash Flows for the Nine Months Ended
          September 30, 1996 and 1995 (Unaudited)....................6

          Notes to Financial Statements........................... 7-12

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations............................................13-18


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.......................19

                                             DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                                                 STATEMENTS OF FINANCIAL CONDITION


                                                                               September 30,                 December 31,
                                                                                   1996                          1995
                                                                                     $                             $
                                                                                (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                         67,927,017                       78,404,128
   Net unrealized gain on open contracts                                         8,699,143                        3,621,113

   Total Trading Equity                                                         76,626,160                       82,025,241

   Interest receivable (DWR)                                                       243,498                          252,974
   Due from DWR                                                                    215,200                                -

   Total Assets                                                                 77,084,858                       82,278,215


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                           1,258,693                          738,931
   Accrued brokerage commissions (DWR)                                             286,861                           99,604
   Accrued management fee                                                          255,278                          272,903
   Accrued administrative expenses                                                 192,333                          279,755
   Incentive fee payable                                                           170,438                          320,038
   Accrued transaction fees and costs                                               22,135                            6,603
   Bank fee payable                                                                      -                           21,336

   Total Liabilities                                                             2,185,738                        1,739,170


Partners' Capital

   Limited Partners (41,192.386 and
    46,435.540 Units, respectively)                                             73,200,275                       78,914,381
   General Partner (956 Units)                                                   1,698,845                        1,624,664

   Total Partners' Capital                                                      74,899,120                       80,539,045

   Total Liabilities and Partners' Capital                                      77,084,858                       82,278,215


NET ASSET VALUE PER UNIT                                                          1,777.03                         1,699.44


                                          The accompanying footnotes are an integral part
                                                  of these financial statements.

                                             DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                                                     STATEMENTS OF OPERATIONS
(Unaudited)

                                                                              For the Quarter Ended September 30,

                                                                              1996                          1995
                                                                                $                            $
REVENUES
   Trading profit (loss):
         Realized                                                          (3,441,862)                   3,420,950
         Net change in unrealized                                           5,615,802                   (3,640,653)

            Total Trading Results                                           2,173,940                     (219,703)

   Interest Income (DWR)                                                      751,162                      820,227

            Total Revenues                                                  2,925,102                      600,524




EXPENSES

   Brokerage commissions (DWR)                                              1,018,631                      618,543
   Management fees                                                            764,046                      826,873
   Incentive fees                                                             168,692                       (6,619)
   Transaction fees and costs                                                  83,124                       39,762
   Administrative expenses                                                     11,363                       27,000


            Total Expenses                                                  2,045,856                    1,505,559

NET INCOME (LOSS)                                                             879,246                     (905,035)


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                                           857,956                     (887,318)
   General Partner                                                             21,290                      (17,717)


NET INCOME (LOSS) PER UNIT

   Limited Partners                                                              22.27                      (18.53)
   General Partner                                                               22.27                      (18.53)

                                          The accompanying footnotes are an integral part
                                                  of these financial statements.
/TABLE

                                             DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                                                     STATEMENTS OF OPERATIONS
(Unaudited)



                                                                             For the Nine Months Ended September 30,

                                                                                1996                       1995
                                                                                  $                          $
REVENUES
   Trading profit (loss):
         Realized                                                             1,901,203                 25,325,211
         Net change in unrealized                                             5,078,030                 (5,771,730)

            Total Trading Results                                             6,979,233                 19,553,481

   Interest Income (DWR)                                                      2,188,401                  2,423,105

            Total Revenues                                                    9,167,634                 21,976,586


EXPENSES

   Brokerage commissions (DWR)                                                2,449,366                  2,127,887
   Management fees                                                            2,380,727                  2,522,163
   Incentive fees                                                               643,996                  1,265,978
   Transaction fees and costs                                                   175,299                    196,416
   Administrative expenses                                                       38,363                     81,000
   Bank fees                                                                     31,570                     84,832

            Total Expenses                                                    5,719,321                  6,278,276

NET INCOME                                                                    3,448,313                 15,698,310


NET INCOME ALLOCATION

   Limited Partners                                                           3,374,132                 15,424,473
   General Partner                                                               74,181                    273,837


 NET INCOME PER UNIT

   Limited Partners                                                                77.59                    286.44
   General Partner                                                                 77.59                    286.44



                                          The accompanying footnotes are an integral part
                                                  of these financial statements.

                                                  DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                            For the Nine Months Ended September 30, 1996 and 1995
                                                                 (Unaudited)




                                                        Units of
                                                       Partnership           Limited             General
                                                        Interest            Partners             Partner              Total
Partners' Capital
  December 31, 1994                                    56,372.344        $ 75,121,362         $1,295,936           $ 76,417,298

Net Income                                                      -          15,424,473            273,837             15,698,310

Redemptions                                            (7,948.021)        (12,601,788)                 -            (12,601,788)

Partners' Capital
  September 30, 1995                                   48,424.323        $ 77,944,047         $1,569,773           $ 79,513,820




Partners' Capital
  December 31, 1995                                    47,391.540        $ 78,914,381         $1,624,664            $80,539,045

Net Income                                                      -           3,374,132             74,181              3,448,313

Redemptions                                            (5,243.154)         (9,088,238)                 -             (9,088,238)

Partners' Capital
  September 30, 1996                                   42,148.386        $ 73,200,275         $1,698,845           $ 74,899,120





              The accompanying footnotes are an integral part
                      of these financial statements.


                                              DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                                                          STATEMENTS OF CASH FLOWS
                                                                (Unaudited)


                                                                            For the Nine Months Ended September 30,

                                                                                1996                       1995
                                                                                  $                          $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    3,448,313                 15,698,310
Noncash item included in net income:
         Net change in unrealized                                            (5,078,030)                 5,771,730

   (Increase) decrease in operating assets:
         Interest receivable (DWR)                                                9,476                     16,868
         Due from DWR                                                          (215,200)                         -

   Increase (decrease) in operating liabilities:
         Accrued brokerage commissions (DWR)                                    187,257                     (5,153)
         Accrued management fee                                                 (17,625)                     6,279
         Accrued administrative expenses                                        (87,422)                    41,263
         Incentive fee payable                                                 (149,600)                         -
         Accrued transaction fees and costs                                      15,532                        (40)
         Bank fee payable                                                       (21,336)                         -

   Net cash provided by (used for) operating activities                      (1,908,635)                21,529,257


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in redemptions payable                                    519,762                  (808,701)
   Redemptions of units                                                       (9,088,238)              (12,601,788)

Net cash used for financing activities                                        (8,568,476)              (13,410,489)


Net increase (decrease) in cash                                               (10,477,111)               8,118,768

Balance at beginning of period                                                 78,404,128               74,414,633

Balance at end of period                                                       67,927,017               82,533,401



                                               The accompanying footnotes are an integral part
                                                       of these financial statements.

             DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                 NOTES TO FINANCIAL STATEMENTS
                        (UNAUDITED)


The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1.  Organization

Dean Witter Portfolio Strategy Fund L.P. (the "Partnership", formerly named Dean Witter Principal Secured Futures Fund) is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and
forward contracts on foreign currencies.   The general partner of
the Partnership, Demeter Management Corporation ("the General Partner"), has retained John W. Henry & Company, Inc. as the trading manager of the Partnership. The commodity broker is Dean Witter Reynolds Inc. ("DWR"). Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co.

On July 31, 1996, with the Partnership's NAV above $1,000 per unit, the agreement of guarantee which assured investors who redeemed their units on July 31, 1996 a minimum Net Asset Value of $1,000 per unit expired. Effective August 1, 1996, the Partnership was renamed and continued trading in a non-guaranteed format. As a result, both the reduction of interest income of 1.125% per annum

                DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


annum for the letter of credit fee paid by DWR and the letter of credit fee of 1% of new appreciation under the former structure have been eliminated.

2. Summary of Significant Accounting Policies
Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership are capped at
 .65% per month of adjusted Net Assets as defined in the Limited
Partnership Agreement.

3. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

4.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                   DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)





                                          Contract or
                                        Notional Amount
                                              $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                 91,964,000
   Commitments to Sell                    155,810,000
 Commodity Futures:
   Commitments to Purchase                  9,587,000
   Commitments to Sell                     64,064,000
 Foreign Futures:
   Commitments to Purchase                232,271,000
   Commitments to Sell                      1,478,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                 73,022,000
   Commitments to Sell                     53,313,000



A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.


The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $8,699,143 at September 30, 1996. Of this amount, $9,100,353 related to exchange-traded futures contracts and ($401,210) related to non-exchange-traded forward currency contracts.

               DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
              NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through September 1997. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 mature through December 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.


The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $77,027,370 at September 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in

                      DEAN WITTER PORTFOLIO STRATEGY FUND
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)




value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                             Assets        Liabilities
                                               $               $

Exchange-Traded Contracts
  Financial Futures                        85,319,000     96,366,000
  Commodity Futures                        15,865,000     21,742,000
  Foreign Futures                         122,705,000     21,768,000
Off-Exchange-Traded Forward
 Currency Contracts                       111,831,000    152,686,000


5.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, Dean Witter Futures and Currency Management Inc., Dean Witter, Discover & Co. (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Also, on September 18 and 20, 1996 similar

             DEAN WITTER PORTFOLIO STRATEGY FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures and forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $2,925,102. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the financial futures markets from long European, Japanese and Australian bond futures positions as international interest rate futures prices moved higher between July and September. Additional gains were recorded in the energy markets from long crude and heating oil futures as prices in these markets trended higher throughout the quarter. A portion of the overall gains for the quarter was offset by losses experienced in the currency and soft commodities. In the currency markets, losses were recorded from short Australian dollar positions as the value of the Australian dollar reversed higher relative to the U.S. dollar and other world currencies and from transactions involving the Swiss franc and German mark as the value of these currencies moved in an inconsistent pattern. In soft commodities, losses were recorded as a result of trendless movement in sugar, coffee and cotton prices throughout most of the quarter. Total expenses for the quarter were $2,045,856, resulting in net income of $879,246. The value of an individual Unit in the Partnership increased from $1,754.76 at June 30, 1996 to $1,777.03 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading revenues including interest income were $9,167,634. During the first nine months, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded in the financial futures markets from global interest rate futures trading during the third quarter. These gains more than offset losses in non-U.S. interest rate futures and global stock index futures during the first half of the year. Additional gains were recorded in the currency markets from transactions involving the Swiss franc, Japanese yen and German mark during the second quarter. In the energy markets, gains were recorded from long crude and heating oil futures as prices increased significantly during the third quarter. In metals, gains were recorded from short positions in gold futures as prices moved lower during June, July and September. A portion of the overall gains during the first nine months of the year was offset by losses in soft commodities as coffee, sugar and cotton prices moved in a trendless pattern throughout the year. Total expenses for the period were $5,719,321, resulting in net income of $3,448,313. The value of an individual Unit in the Partnership increased from $1,699.44 at December 31, 1995 to $1,777.03 at September 30, 1996.

For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading revenues including interest income were $600,524. Trading gains during the quarter were offset by brokerage commissions resulting in net trading losses. During the third quarter, the Partnership posted a small loss in Net Asset Value per Unit as trading losses in the financials futures and traditional commodities sectors offset profits from trading in currencies. In financial futures, the Partnership recorded losses from trading in U.S. and European interest rate futures contracts as prices moved in a short-term volatile pattern after trending higher for most of the first half of 1995. Smaller losses within this sector were recorded in Japanese and Australian stock index futures. In commodities trading, the Partnership experienced losses in each of the metals, energies and soft commodities sectors as prices in each of these areas remained trendless for most of the quarter. Currencies trading was profitable for the quarter due primarily to a declining trend in the value of the Japanese yen. Smaller profits in currencies were recorded from transactions involving the Australian and Canadian dollars. Total expenses for the period were $1,505,559, resulting in a net loss of $905,035. The value of an individual Unit in the Partnership decreased from $1,660.55 at June 30, 1995 to $1,642.02 at September 30, 1995.

For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $21,976,586. During the first nine months of the year, the Partnership posted an increase in Net Asset Value per Unit. The most significant profits were recorded in currency and financial futures trading. Currency trading contributed to the overall gains as an upward trend in the Japanese yen, German mark and Swiss franc versus the U.S. dollar occurred through February, March and April. This upward trend in foreign currencies lost momentum during May and June. However, a declining trend in the Japanese yen relative to the U.S. dollar occurred between July and September resulting in gains for the Partnership's short yen positions. Gains were also recorded in both global interest rate and stock index futures earlier in the year. Profits from interest rate futures were the result of an upward trend in global bond prices between February and May resulting in trading gains for the Partnership's long U.S. Treasury bond, Treasury note, eurodollar and Japanese government bond futures positions. Nikkei stock index futures also contributed to the overall gains for the Partnership, as Japanese stock prices declined in the first half of the year. Trading losses were recorded primarily as a result of trendless price movement in soft commodities, soybean products and both precious and base metals futures throughout most of the year. These losses offset a small portion of the Partnership's gains experienced during the first three quarters of the year. Total expenses for the period were $6,278,276, resulting in net income of $15,698,310. The value of an individual Unit in the Partnership increased from $1,355.58 at December 31, 1994 to $1,642.02 at September 30, 1995.

                       PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

                    A)        Exhibits - None.

                    B)        Reports on Form 8-K. - None.

                                                             SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         Dean Witter Portfolio Strategy
                                              Fund L.P. (Registrant)

                                         By: Demeter Management Corporation
                                              (General Partner)

November 8, 1996                         By:/s/ Patti L. Behnke
                                                Patti L. Behnke
                                                Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.