Form 10-K
period 1996-12-31
DEAN WITTER PRINCIPAL SECURED FUTURES FUND LP
filed 1997-03-26
CIK 867495

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K

[X]    Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996 or

[ ]    Transition report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________
Commission File Number 33-36656

                        DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

             DELAWARE                               13-3589337
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation of organization)                Identification No.)

c/o Demeter Management Corporation
Two World Trade Center, New York, N.Y. - 62nd Flr.        10048
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (212) 392-5454

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                  on which registered

             None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                          Units of Limited Partnership Interest

                                    (Title of Class)


                                    (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes    X        No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment of this Form 10K. [ X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $87,915,516.81 at January 31, 1997.

                           DOCUMENTS INCORPORATED BY REFERENCE
(See Page 1)

                    DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1996

                                                             Page No.

DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . .  1


Part I .

   Item    1.  Business. . . . . . . . . . . . . . . . . . . . . . .  2-3

   Item    2.  Properties. . . . . . . . . . . . . . . . . . . . . .    4

   Item    3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 4-5

   Item    4.  Submission of Matters to a Vote of Security Holders . . .5

Part II.

   Item    5.  Market for the Registrant's Partnership Units and
               Related Security Holder Matters . . . . . . . . . . . . .6

   Item    6.  Selected Financial Data . . . . . . . . . . . . . . . . .7

   Item    7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . .8-13

   Item    8.  Financial Statements and Supplementary Data. . . . . . .13

   Item    9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure. . . . . . . . . . .14

Part III.

   Item   10.  Directors, Executive Officers, Promoters and
               Control Persons of the Registrant . . . . . . . . .  15-18

   Item   11.  Executive Compensation . . . . . . . . . . . . . . . .  18

   Item   12.  Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . . .18

   Item   13.  Certain Relationships and Related Transactions . . . .  19

Part IV.

   Item   14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K . . . . . . . . . . . . . . . . . . 20




                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


         Documents Incorporated                          Part of Form 10-K

       Partnership's Registration Statement
       On Form S-1, File No. 33-36656                         I and IV

       December 31, 1996 Annual Report
       for the Dean Witter Portfolio Strategy                II and IV
       Fund L.P.

                                     PART I
Item 1.  BUSINESS
       (a) General Development of Business. Dean Witter Portfolio Strategy Fund L.P. (formerly Dean Witter Principal Secured Futures Fund L.P.) (the "Partnership") is a Delaware limited partnership formed to engage in the speculative trading of commodity futures contracts and other commodity interests, including, but not limited to, forward contracts on foreign currencies and options on futures contracts and physical commodities.
         Units of limited partnership interest in the Partnership were registered pursuant to a Registration Statement on Form S-1 (File No. 33-36656) which became effective on October 30, 1990. The offering of units was underwritten on a "best efforts" basis by Dean Witter Reynolds Inc. ("DWR"), a commodity broker and an affiliated corporation of the Partnership's general partner, Demeter Management Corporation ("Demeter"). The Partnership commenced operations on February 1, 1991. The Partnership's net asset value per unit, as of December 31, 1996, was $2,132.79, representing an increase of 25.50 percent from the net asset value per unit of $1,699.44 at December 31, 1995. For a more detailed description of the Partnership's business see subparagraph (c).
       (b) Financial Information about Industry Segments. The Partnership's business comprises only one segment for financial reporting purposes, speculative trading of commodity futures contracts and other commodity interests. The relevant financial information is presented in Items 6 and 8.
       (c) Narrative Description of Business. The Partnership is in the business of speculative trading in commodity futures contracts and other commodity interests, pursuant to trading instructions provided by John W. Henry & Company, Inc. ("JWH") its independent trading advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's Prospectus, dated October 30, 1990, filed as part of the Registration Statement on Form S-1 (see "Documents Incorporated by Reference" Page 1), set forth below:


      Facets of Business
      1.  Summary                             1.  "Summary of the Prospectus"
                                                   (Pages 2-9).

      2.  Commodity Markets                   2.  "The Commodities Markets"
                                                   (Pages 70-79).

      3.  Partnership's Commodity             3.  "Trading Policies" (Page 66).
          Trading Arrangements and                 "The Trading Manager"
          Policies                                 (Pages 39-65 and Appendix
                                                   II).


      4.  Management of the Part-             4.   "The Management Agreement"
          nership                                  (Pages 69-70).  "The General
                                                   Partner" (Pages 32-34 and
                                                   Appendix I) and "The
                                                   Commodity Broker" (Pages
                                                   66-68).  "The Limited
                                                   Partnership Agreement"
                                                   (Pages 81-84).


      5.  Taxation of the Partner-            5.  "Federal Income Tax Aspects"
          ship's Limited Partners                  and "State and Local Income
                                                   Tax  Aspects" (Pages 87-94).


    (d)  Financial Information About Foreign and Domestic Operations and

         Export Sales.

          The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity broker) enters into forward contract transactions where foreign banks are the contracting party and futures contracts on foreign exchanges.

Item 2.  PROPERTIES
       The executive and administrative offices are located within the offices of DWR. The DWR offices utilized by the Partnership are located at Two World Trade Center, 62nd Floor, New York, NY 10048.
Item 3.  LEGAL PROCEEDINGS
       On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interest in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., Dean Witter, Discover & Co. ("DWD") (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership (under its original name), certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors (including JWH), the sole trading advisor of the Partnership) to those pools. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors (including JWH) on behalf of all purchasers of interests in various limited partnership commodity pools, including the Partnership, sold by DWR. Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants.

The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

       There is no established public trading market for the Units of Limited Partnership Interest in the Partnership. The number of holders of Units at December 31, 1996 was approximately 5,060. No distributions have been made by the Partnership since it commenced trading operations on February 1, 1991. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. No determination has yet been made as to future distributions.

Item 6.  SELECTED FINANCIAL DATA  (in dollars)







                                             For the Years Ended December 31,



                             1996             1995          1994            1993           1992
Total Revenues
(including interest)      28,663,110        26,524,038    3,634,209      28,311,393        618,429


Net Income (Loss)         18,393,949        18,457,838   (4,221,635)     18,092,489     (8,527,508)


Net Income (Loss)
Per Unit (Limited
& General Partners)           433.35            343.86       (77.55)         237.61         (81.27)


Total Assets              91,201,711        82,278,215   78,252,862     102,591,738     99,173,707


Total Limited
Partners' Capital         85,273,194        78,914,381   75,121,362      99,403,283     93,147,079


Net Asset Value Per
Unit of Limited
Partnership Interest        2,132.79          1,699.44     1,355.58        1,433.13       1,195.52



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Liquidity. The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, the commodity broker, and are used by the Partnership as margin to engage in commodity futures, forward contracts and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission ("CFTC") for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.
       The Partnership's investment in commodity futures contracts, forward contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.
       There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses.

       Either of these market conditions could result in restrictions on redemptions.

       Market Risk. The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities and currencies.
In entering into these contracts there exists a risk to the Partnership (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions held by the Partnership at the same time, and if the Trading Advisor were unable to offset futures interest positions of the Partnership, the Partnership could lose all of its assets and the Limited Partners would realize a 100% loss. The Partnership has established Trading Policies, which include standards for liquidity and leverage which help control market risk. Both the Trading Advisor and Demeter monitor the Partnership's trading activities on a daily basis to ensure compliance with the Trading Policies. Demeter may (under terms of the Management Agreement) override the trading instructions of the Trading Advisor to the extent necessary to comply with the Partnership's Trading Policies.
       Credit Risk. In addition to market risk, the Partnership is subject to credit risk in that a counterparty may not be able to meet its obligations to the Partnership. The counterparty of the Partnership for futures contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, and as such, should significantly reduce this credit risk. In cases where the Partnership trades on exchanges where the clearinghouse is not funded or guaranteed by the membership, or where the exchange is a "principals' market" in which performance is the responsibility of the exchange member and not the exchange or a clearinghouse, or when the Partnership enters into off-exchange member and not the exchange or a clearinghouse, or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse, the exchange member or the off-exchange contract counterparty, as the case may be. or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse or the counterparty, as the case may be. With respect to futures contracts, DWR, in its business as an international commodity broker, constantly monitors the creditworthiness of the exchanges and clearing members of the foreign exchanges with which it does business for clients, including the Partnership. DWR employees also from time to time serve on supervisory or management committees of such exchanges. If DWR believes that there was a problem with the creditworthiness of an exchange on which the Partnership deals, it would so advise Demeter. With respect to exchanges of which DWR is not a member, DWR acts only through clearing brokers it has determined to be creditworthy. If DWR believed that a clearing broker with which it deals on behalf of clients were not creditworthy, it would terminate its relationship with such broker.
       While DWR monitors the creditworthiness and risks involved in dealing on the various exchanges (and their clearinghouses) and with other exchange members, there can be no assurance that an exchange (or its clearinghouse) or other exchange member will be able to meet its obligations to the Partnership. DWR has not undertaken to indemnify the Partnership against any loss. Further, the law is unclear, particularly with respect to trading in various non-U.S. jurisdictions, as to whether DWR has any obligation to protect the Partnership from any liability in the event that an exchange or its clearinghouse or another exchange member defaults on its obligations on trades effected for the Partnership. See "Financial Instruments" under Notes to Financial Statements - to the Partnership's Financial Statements in its 1996 Annual Report to Partners, incorporated by reference in this Form 10-K.
       Although DWR monitors the creditworthiness of the foreign exchanges and clearing brokers with which it does business for clients, DWR does not have the capability to precisely quantify the Partnership's exposure to risks inherent in its trading activities on foreign exchanges, and, as a result, the risk is not monitored by DWR on an individual client basis (including the Partnership). In this regard, DWR must clear its customer trades through one or more other clearing brokers on each exchange where DWR is not a clearing member. Such other clearing brokers calculate the net margin requirements of DWR in respect of the aggregate of all of DWR's customer positions carried in DWR's omnibus account with that clearing broker. Similarly, DWR calculates a net margin requirement for the exchange-traded futures positions of each of its customers, including the Partnership. Neither DWR nor DWR's respective clearing brokers on each foreign futures exchange calculates the margin requirements of an individual customer, such as the Partnership, in respect of the customer's aggregate contract positions on any particular exchange. With respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with DWR, have determined to be creditworthy. As set forth in the Partnership's Trading Policies, in determining credit-worthiness, Demeter and DWR consult with the Corporate Credit Department of DWR. Currently, the Partnership deals solely with

DWR as its counterparty on forward contracts. While DWR and Demeter monitor credit-worthiness and risk involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Partnership.
       Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures, forward contracts on foreign currencies and other commodity interests in subsequent periods. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

       Results of Operations. As of December 31, 1996, the Partnership's total capital was $87,312,143, an increase of $6,773,098 from the Partnership's total capital of $80,539,045 at December 31, 1995. For the year ended December 31, 1996, the Partnership generated net income of $18,393,949 and total redemptions aggregated $11,620,851.
       For the year ended December 31, 1996, the Partnership's total trading revenues including interest income were $28,663,110. The Partnership's total expenses for the year were $10,269,161, resulting in net income of $18,393,949. The value of an individual unit in the Partnership increased from $1,699.44 at December 31, 1995 to $2,132.79 at December 31, 1996.
       As of December 31, 1995, the Partnership's total capital was $80,539,045, an increase of $4,121,747 from the Partnership's total capital of $76,417,298 at December 31, 1994. For the year ended December 31, 1995, the Partnership generated net income of $18,457,838 and total redemptions aggregated $14,336,091.

       For the year ended December 31, 1995, the Partnership's total trading revenues including interest income were $26,524,038. The Partnership's total expenses for the year were $8,066,200, resulting in net income of $18,457,838. The value of an individual unit in the Partnership increased from $1,355.58 at December 31, 1994 to $1,699.44 at December 31, 1995.
       As of December 31, 1994, the Partnership's total capital was $76,417,298, a decrease of $24,434,876 from the Partnership's total capital of $100,852,174 at December 31, 1993. For the year ended December 31, 1994, the Partnership incurred a net loss of $4,221,635 and total redemptions aggregated $20,213,241.
       For the year ended December 31, 1994, the Partnership's total trading revenues including interest income were $3,634,209. The Partnership's total expenses for the year were $7,855,844, resulting in a net loss of $4,221,635. The value of an individual unit in the Partnership decreased from $1,433.13 at December 31, 1993 to $1,355.58 at December 31, 1994.
       The Partnership's overall performance record represents varied results of trading in different commodity markets. For a further description of trading results, refer to the letter to the Limited Partners in the accompanying 1996 Annual Report to Partners, incorporated by reference in this Form 10-K. The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       The information required by this Item appears in the attached 1996 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS OF THE REGISTRANT


General Partner
       Demeter, a Delaware corporation, was formed on August 18, 1977 to act as a commodity pools operator and is registered with the CFTC as a commodity pool operator and currently is a member of the National Futures Association ("NFA") in such capacity. Demeter is wholly-owned by DWD and is an affiliate of DWR. DWD, DWR and Demeter may each be deemed to be "promoters" and/or a "parent" of the Partnership within the meaning of the federal securities laws.
Dean Witter Reynolds Inc.
       DWR is a financial services company which provides to its individual, corporate and institutional clients services as a broker in securities and commodity interest contracts, a dealer in corporate municipal and government securities, an investment banker, an investment adviser and an agent in the sale of life insurance and various other products and services. DWR is a member firm of the New York Stock Exchange, the American Stock Exchange, the Chicago Board Options Exchange, and other major securities exchanges, and is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the Commodity Exchange Inc., and other major commodities exchanges.
       DWR is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity. DWR is currently servicing its clients through a network of 371 branch offices with approximately 9,080 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner
       The directors and officers of Demeter as of December 31, 1996 are as follows:
       Richard M. DeMartini, age 44, is the Chairman of the Board and a Director of Demeter. Mr. DeMartini is also the Chairman of the Board and a Director of Dean Witter Futures & Currency Management Inc. ("DWFCM"), a registered commodity trading advisor. Mr. DeMartini has served as President and Chief Operating Officer of Dean Witter Capital, a division of DWR since January 1989. From January 1988 until January 1989, Mr. DeMartini served as President and Chief Operating Officer of the Consumer Banking Division of DWD, and from May 1985 until January 1988 was
President and Chief Executive Officer of the Consumer Markets Division of DWD. Mr. DeMartini currently serves as a Director of DWD and DWR, and has served as an officer of DWR for the past five years. Mr. DeMartini has been with DWD and its affiliates for 22 years.
       Mark J. Hawley, age 53, is President and a Director of Demeter. Mr. Hawley joined DWR in February 1989 and currently serves as Executive Vice President and Director of DWR's Managed Futures and Precious Metals Department. Mr. Hawley also serves as President of DWFCM. From 1978 to 1989, Mr. Hawley was a member of the senior management team at Heinold Asset Management, Inc., a commodity pool operator, and was responsible for a variety of projects in public futures funds. From 1972 to 1978, Mr. Hawley was a Vice President in charge of institutional block trading for the Mid-West at Kuhn Loeb & Co.
       Lawrence Volpe, age 49, is a Director of Demeter and DWFCM. Mr. Volpe joined DWR as a Senior Vice President and Controller in September

1983, and currently holds those positions. From July 1979 to September 1983, he was associated with E.F. Hutton & Company Inc. and prior to his departure, held the positions of First Vice President and Assistant Controller. From 1970 to July 1979, was associated with Arthur Anderson
& Co. and prior to his departure he served as audit manager in the financial services division.
       Joseph G. Siniscalchi, age 51, is a Director of Demeter. Mr. Siniscalchi joined DWR in July 1984 as a First Vice President, Director of General Accounting. He is currently Senior Vice President and Controller of the Dean Witter Financial Division of DWR. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.
       Laurence E. Mollner, age 55, is a Director of Demeter. Mr. Mollner joined DWR in May 1979 as Vice President and Director of Commercial Sales. He is currently Executive Vice President and Deputy Director of the Futures Markets Division of DWR.
       Edward C. Oelsner III, age 54, is a Director of Demeter. Mr. Oelsner joined DWR in March 1981 as a Managing Director in the Corporate Finance Department. He currently manages DWR's Retail Products Group within the Corporate Finance Department. While Mr. Oelsner has extensive experience in the securities industry, he has no experience in commodity interests trading.
       Robert E. Murray, age 36, is a Director of Demeter. Mr. Murray is currently a Senior Vice President of the DWR Managed Futures Division and is a Director and the Senior Administrative Officer of DWFCM. Mr. Murray graduated from Geneseo State University in May 1983 with a B.A. degree in Finance. Mr. Murray began at DWR in 1984 and is currently the Director of Product Development for the Managed Futures Division and is responsible for the development and maintenance of the proprietary Fund Management System utilized by Demeter and DWFCM for organizing information and producing reports for monitoring investors' accounts.
       Patti L. Behnke, age 36, is Vice President and Chief Financial Officer of Demeter. Ms. Behnke joined DWR in 1991 as Assistant Vice President of Financial Reporting and is currently First Vice President and Director of Financial Reporting and Managed Futures Accounting in the Capital Markets division of DWR. From August 1988 to September 1990, Ms. Behnke was Assistant Controller of L.F. Rothschild & Co. and from September 1986 to August 1988, she was associated with Carteret Savings Bank as Assistant Vice President - Financial Analysis. From April 1982 to September 1986, Ms. Behnke was an auditor at Arthur Andersen & Co.

Item 11.  EXECUTIVE COMPENSATION
       The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
       (a) Security Ownership of Certain Beneficial Owners - As of December 31, 1996, there were no persons as beneficial owners of more than 5 percent of the Units of Limited Partnership Interest in the Partnership.
       (b) Security Ownership of Management - At December 31, 1996, Demeter owned 956 Units of General Partnership Interest representing a
2.34 percent interest in the Partnership.
       (c)   Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements" in the accompanying 1996 Annual Report to Partners, incorporated by reference in this Form 10-K. In its capacity as the Partnership's retail commodity broker, DWR received commodity brokerage commissions (paid and accrued by the Partnership) of $3,416,583 for the year ended December 31, 1996.

PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)    1. Listing of Financial Statements
       The following financial statements and report of independent public accountants, all appearing in the accompanying 1996 Annual Report to Partners, are incorporated by reference in this Form 10-K:
       - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1996, 1995 and 1994.

       -     Statements of Financial Condition as of December 31, 1996 and
             1995.

       - Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1996, 1995 and 1994.

       -     Notes to Financial Statements.
       With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the 1996 Annual Report to Partners is not deemed to be filed with this report.
       2.  Listing of Financial Statement Schedules
       No financial statement schedules are required to be filed with this report.
(b)    Reports on Form 8-K
       No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.
(c)    Exhibits
       Refer to Exhibit Index on Page E-1.

                                       SIGNATURES

       Pursuant to the requirement of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                                        (Registrant)

                                  BY:  Demeter Management Corporation,
                                        General Partner

March 25, 1997                    BY: /s/ Mark J. Hawley
                                          Mark J. Hawley, Director and
                                          President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                             March 25, 1997
          Mark J. Hawley, Director and
            President

    /s/  Richard M. DeMartini                       March 25, 1997
          Richard M. DeMartini, Director
            and Chairman of the Board


    /s/  Lawrence Volpe                             March 25, 1997
          Lawrence Volpe, Director


    /s/  Laurence E. Mollner                        March 25, 1997
          Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                      March 25, 1997
          Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                      March 25, 1997
          Edward C. Oelsner III, Director


    /s/  Robert E. Murray                           March 25, 1997
          Robert E. Murray, Director


    /s/  Patti L. Behnke                            March 25, 1997
          Patti L. Behnke, Chief Financial
            Officer and Principal Accounting
            Officer

                                      EXHIBIT INDEX





     ITEM                                                METHOD OF FILING

 -3.   Limited Partnership Agreement of
       the Partnership, dated as of
       August 28, 1990.                                          (1)

-10.   Management Agreement among the
       Partnership, Demeter and JWH
       dated as of October 30, 1990.                             (2)

-10.   Customer Agreement Between the
       Partnership and DWR Inc.                                  (3)
       dated as of October 30, 1990.

-13.   December 31, 1996 Annual Report to Limited Partners.      (4)


(1) Incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 File No. 33-36656.

(2) Incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 File No. 33-36656.

(3) Incorporated by reference to Exhibit 10.01 of the Partnership's Registration Statement on Form S-1 File No. 33-36656.

(4)    Filed herewith.