Form 10-K/A
period 1997-03-31
DEAN WITTER PRINCIPAL SECURED FUTURES FUND LP
filed 1997-04-22
CIK 867495

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-K-A

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

                                  DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                                        (Registrant)

                                  BY:  Demeter Management Corporation,
                                        General Partner

March 24, 1997                    BY: /s/ Mark J. Hawley
                                          Mark J. Hawley, Director and
                                          President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                      March 24, 1997
          Mark J. Hawley, Director and
            President

    /s/  Richard M. DeMartini                                March 24, 1997
          Richard M. DeMartini, Director
            and Chairman of the Board


    /s/  Lawrence Volpe                                      March 24, 1997
          Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                 March 24, 1997
          Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                               March 24, 1997
          Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                               March 24, 1997
          Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                    March 24, 1997
          Robert E. Murray, Director


    /s/  Patti L. Behnke                                     March 24, 1997
          Patti L. Behnke, Chief Financial
            Officer and Principal Accounting
            Officer

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