Form 10-Q
period 1997-03-31
DEAN WITTER PRINCIPAL SECURED FUTURES FUND LP
filed 1997-05-09
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-36656

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

                         March 31, 1997


PART I. FINANCIAL INFORMATION
   Item 1.  Financial Statements

     Statements of Financial Condition
     March 31, 1997 (Unaudited) and December 31, 1996.........2

     Statements of Operations for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)......................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1997 and 1996 (Unaudited).......4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)......................5

     Notes to Financial Statements (Unaudited) ............6-11

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations....................................12-16

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.............................17-18

   Item  6.  Exhibits  and Reports on  Form  8-K.............19




            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                                    March 31,     December 31,
                                                      1997           1996
                                                        $              $
                                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                               86,830,837    87,847,358
 Net unrealized gain on open contracts               2,053,613     3,053,880

 Total Trading Equity                               88,884,450    90,901,238

Interest receivable (DWR)                              316,939       300,473

   Total Assets                                     89,201,389        91,201,711


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                                  447,985         688,115
 Incentive fee payable                                402,175       2,587,891
 Accrued management fee                               296,536         303,128
 Administrative expenses payable                      157,948         158,510
 Accrued brokerage commissions (DWR)                   83,761         141,879
 Accrued transaction fees and costs                     5,962          10,045

 Total Liabilities                                  1,394,367       3,889,568

Partners' Capital

 Limited Partners (39,150.791 and
  39,981.953 Units, respectively)                  85,714,022      85,273,194
 General Partner (956 Units)                        2,093,000       2,038,949

 Total Partners' Capital                           87,807,022      87,312,143

  Total  Liabilities and Partners' Capital         89,201,389      91,201,711


NET ASSET VALUE PER UNIT                             2,189.33        2,132.79


        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Quarters Ended March 31,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                          4,397,321     2,068,706
    Net change in unrealized         (1,000,267)     (161,059)

      Total Trading Results           3,397,054     1,907,647

 Interest Income (DWR)                  917,333       706,912
      Total Revenues                  4,314,387     2,614,559


EXPENSES

 Management fees                       899,470       816,003
 Brokerage commissions (DWR)           627,392       710,287
 Incentive fees                        409,220       162,402
 Transaction fees and costs             50,392        48,058
 Administrative expenses                 9,000        27,000
 Bank fees                                   -        10,826

      Total Expenses                 1,995,474     1,774,576


NET INCOME                           2,318,913       839,983


NET INCOME ALLOCATION

 Limited Partners                   2,264,862       823,275
 General Partner                       54,051        16,708


NET INCOME PER UNIT

 Limited Partners                      56.54         17.48
 General Partner                       56.54         17.48

        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital,
 December 31, 1995     47,391.540    $78,914,381   $1,624,664  $80,539,045

Net Income                     -         823,275       16,708      839,983

Redemptions            (1,365.360)    (2,355,942)           -   (2,355,942)

Partners' Capital,
 March 31, 1996        46,026.180    $77,381,714   $1,641,372  $79,023,086




Partners' Capital,
 December 31, 1996     40,937.953    $85,273,194   $2,038,949  $87,312,143

Net Income                     -       2,264,862       54,051    2,318,913

Redemptions             (831.162)     (1,824,034)           -   (1,824,034)

Partners' Capital,
 March 31, 1997        40,106.791    $85,714,022   $2,093,000  $87,807,022





         The accompanying footnotes are an integral part of these financial statements.




            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                               For the Quarters Ended March 31,

                                                    1997            1996
                                                      $               $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          2,318,913      839,983
Noncash item included in net income :
    Net change in unrealized                        1,000,267      161,059

 (Increase) decrease in operating assets:
    Interest receivable (DWR)                         (16,466)      12,552
    Receivable from DWR                                     -         (334)

 Increase (decrease) in operating liabilities:
    Incentive fee payable                          (2,185,716)    (174,565)
    Accrued management fee                             (6,592)      (4,876)
    Administrative expenses payable                      (562)     (68,210)
    Accrued brokerage commissions (DWR)               (58,118)     (13,159)
    Accrued transaction fees and costs                 (4,083)        (656)
    Bank fees payable                                       -      (11,285)

   Net cash provided by operating activities        1,047,643      740,509

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in redemptions payable          (240,130)     227,317
   Redemptions of units                            (1,824,034)  (2,355,942)

Net cash used for financing activities             (2,064,164)  (2,128,625)


Net decrease in cash                               (1,016,521)  (1,388,116)

Balance at beginning of period                     87,847,358   78,404,128

Balance at end of period                           86,830,837   77,016,012


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

Partnership's December 31, 1996 Annual Report on Form 10-K.



1.  Organization

Dean  Witter  Portfolio Strategy Fund L.P.  (the  "Partnership"),

(formerly named Dean Witter Principal Secured Futures Fund) is  a limited  partnership  organized  to  engage  in  the  speculative

trading   of  commodity  futures  contracts,  commodity   options

contracts  and forward contracts on foreign currencies.   Demeter

Management  Corporation  ("Demeter"), the  Partnership's  general partner,  has retained John W. Henry & Company ("JWH"),  Inc.  as the trading manager of the Partnership.  The commodity broker  is

Dean  Witter  Reynolds Inc. ("DWR").  Both Demeter  and  DWR  are

wholly owned subsidiaries of Dean Witter, Discover & Co. ("DWD").

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996, open contracts were:

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      9,218,000           65,197,000
   Commitments to Sell        138,139,000           70,325,000
 Commodity Futures:
   Commitments to Purchase      8,821,000            5,005,000
   Commitments to Sell          4,931,000           30,977,000
 Foreign Futures:
   Commitments to Purchase      3,228,000           42,509,000
   Commitments to Sell         51,118,000           67,755,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     62,541,000           89,146,000
   Commitments to Sell         72,203,000           38,531,000

A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statement of Financial Condition and totaled $2,053,613  and

$3,053,880 at March 31, 1997 and December 31, 1996, respectively.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of  the $2,053,613 net unrealized gain on open contracts at March

31, 1997, $1,993,109 related to exchange-traded futures contracts and  $60,504  related  to  off-exchange-traded  forward  currency

contracts.   Of  the  $3,053,880  net  unrealized  gain  on  open

contracts  at December 31, 1996, $3,465,469 related to  exchange-

traded futures contracts and $(411,589) related to off-exchange -

traded forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31, 1997 and December 31, 1996, mature through March  1998 and  December  1997,  respectively.  Off-exchange-traded  forward currency contracts held at March 31, 1997 and December 31,  1996,

mature  through  June  1997  and March  1997,  respectively.  The contract  amounts in the above table represent the  Partnership's extent  of  involvement  in  the particular  class  of  financial instrument,  but not the credit risk associated with counterparty

nonperformance.    The   credit  risk   associated   with   these

instruments   is  limited  to  the  amounts  reflected   in   the

Partnership's Statements of Financial Condition.

               DEAN WITTER PORTFOLIO STRATEGY FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission to segregate  from  its own  assets  and for the sole benefit of its commodity  customers all  funds  held  by DWR with respect to exchange-traded  futures contracts including an amount equal to the net unrealized gain on all  open futures contracts, which funds totaled $88,823,946  and

$91,312,827   at   March  31,  1997  and   December   31,   1996,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability  of

DWR, the counterparty on all such contracts, to perform.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


For  the  quarter  ended March 31, 1997 and for  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                              March 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  22,086,000      119,940,000
  Commodity Futures                   8,070,000       16,123,000
  Foreign Futures                    74,291,000       29,869,000
Off-Exchange-Traded Forward
 Currency Contracts                  93,170,000       94,377,000


                                          December 1996
                                      Assets         Liabilities
                                        $                 $

Exchange-Traded Contracts:
  Financial Futures                 102,149,000       96,292,000
  Commodity Futures                  13,649,000       28,690,000
  Foreign Futures                   116,142,000       42,572,000
Off-Exchange-Traded Forward
  Currency Contracts                113,353,000      134,819,000

4.  Subsequent Event

Demeter  has determined to reopen the Partnership for  additional investment  and has registered with the Securities  and  Exchange

Commission 50,000 units to be offered to investors for a  limited time in a public offering.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit in  separate commodity interest trading accounts with DWR and are used by  the

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



The  Partnership's investment in commodity futures contracts  and forward  contracts and other commodity interests may be illiquid.

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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $4,314,387.

During  the first quarter, the Partnership posted an increase  in

Net  Asset  Value  per  Unit.  The most  significant  gains  were

recorded   in  currencies  as  the  value  of  the  U.S.   dollar

experienced  a strong upward trend relative to the  Japanese  yen

and   Singapore  dollar  during  a  majority  of   the   quarter.

Additional  currency gains were recorded from short positions  in most  major  European currencies as the value of the U.S.  dollar also  trended higher versus these currencies.  A portion of these gains  was  offset by currency losses from transactions involving the British pound as its value moved without consistent direction during  the  quarter.  Gains were also recorded  in  agricultural futures  as  long  positions in soybean  meal  and  corn  futures profited  from an upward price trend during February  and  March.

Smaller  gains  were recorded in metals from short  gold  futures

positions  as  prices trended steadily lower during  January.   A

portion  of  the Partnership's overall gains for the quarter  was offset by losses in the energy markets as prices moved in a short-

term  volatile pattern during January and March.  Smaller  losses were recorded in financial
futures  due  primarily  to  choppy  price  movement  in  British interest  rate futures during March, as well as in U.S.  interest rate futures during February.  Total expenses for the period were

$1,995,474, resulting in net income of $2,318,913.  The value  of an individual Unit in the Partnership increased from $2,132.79 at

December 31, 1996 to $2,189.33 at March 31, 1997.



For the Quarter Ended March 31, 1996

For  the  quarter  ended March 31, 1996, the Partnership's  total trading  revenues  including  interest  income  were  $2,614,559.

During  the first quarter, the Partnership posted an increase  in

Net Asset Value per Unit. The most significant trading gains were

recorded in the currency and financial futures markets.   In  the

currency  markets,  gains  were  experienced  in  January  as   a

declining  trend in the value of the Japanese yen led to  profits in  short  Japanese yen positions.  In March, gains were recorded from  long  Australian  dollar positions  as  the  value  of  the

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

Total expenses for the quarter were $1,774,576, resulting in  net income  of  $839,983.  The value of an  individual  Unit  in  the

Partnership  increased from $1,699.44 at  December  31,  1995  to

$1,716.92 at March 31, 1996.

                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management, Inc.  DWD,  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

Partnership  (under  its  original  name),  and  certain  limited partnership  commodity  pools of which  Demeter  is  the  general partner,  and certain trading advisors (including JWH)  to  those

pools.   Similar  purported  class actions  were  also  filed  on

September  18 and 20, 1996 in the Supreme Court of the  State  of

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

Parties or the Partnership.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



               (A)  Exhibits - None.

               (B)  Reports on Form 8-K. - None.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                Dean Witter Portfolio Strategy
                                     Fund L.P. (Registrant)

                                By:  Demeter Management Corporation
                                     (General Partner)

May  9,   1997                      By:/s/   Patti L. Behnke
                                              Patti L. Behnke
                                              Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.