Form 10-K/A
period 1996-12-31
DEAN WITTER PRINCIPAL SECURED FUTURES FUND LP
filed 1997-05-22
CIK 867495

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A
                                 AMENDMENT

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


    /s/  Joseph G. Siniscalchi                      March 25, 1997
          Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                      March 25, 1997
          Edward C. Oelsner III, Director


    /s/  Robert E. Murray                           March 25, 1997
          Robert E. Murray, Director


    /s/  Patti L. Behnke                            March 25, 1997
          Patti L. Behnke, Chief Financial
            Officer and Principal Accounting
            Officer

                                      EXHIBIT INDEX





     ITEM                                                METHOD OF FILING

 -3.   Limited Partnership Agreement of
       the Partnership, dated as of
       August 28, 1990.                                          (1)

-10.   Management Agreement among the
       Partnership, Demeter and JWH
       dated as of October 30, 1990.                             (2)

-10.   Customer Agreement Between the
       Partnership and DWR Inc.                                  (3)
       dated as of October 30, 1990.

-99.   December 31, 1996 Annual Report to Limited Partners.      (4)


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