Form 10-Q
period 1997-06-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 1997-08-07
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the Period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-36656

                  DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
     (Exact name of registrant as specified in its charter)


                  Delaware                             13-3589337
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)


c/o Demeter Management Corporation
Two  World Trade Center, 62 Fl., New York,  NY              10048
(Address of principal executive offices)               (Zip Code)

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

                         June 30, 1997


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

     Statements of Financial Condition
     June 30, 1997 (Unaudited) and December 31, 1996.........2

     Statements of Operations for the Quarters Ended
     June 30, 1997 and 1996 (Unaudited)......................3

     Statements of Operations for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)......................4

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 1997 and 1996
     (Unaudited).............................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)......................6

     Notes to Financial Statements (Unaudited) ...........7-12

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations...................................13-18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................19-20

Item 5. Other Information...................................20

Item    6.        Exhibits    and    Reports    on    Form     8-
K....................21



            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)


ASSETS
Equity in Commodity futures trading accounts:
 Cash                             77,146,543      87,847,358
 Net unrealized gain on open contracts     4,563,699                    3,053,880

 Total Trading Equity             81,710,242      90,901,238

Interest receivable (DWR)            262,946         300,473
Due from DWR                          23,179                   -

                                  Total Assets   81,996,367        91,201,711


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 915,491         688,115
 Management fee payable              271,998         303,128
 Accrued brokerage commissions (DWR) 245,969          141,879
 Accrued administrative expenses     133,014         158,510
 Accrued transaction fees and costs     17,847             10,045
 Incentive fee payable                     -        2,587,891

 Total Liabilities                 1,584,319       3,889,568

Partners' Capital

 Limited Partners (38,195.172 and
       39,981.953 Units, respectively)78,448,533  85,273,194
 General Partner (956 Units)       1,963,515       2,038,949

 Total Partners' Capital          80,412,048      87,312,143

 Total Liabilities and Partners' Capital81,996,367    91,201,711


NET ASSET VALUE PER UNIT           2,053.89         2,132.79

        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                 For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    (6,914,124)    3,274,360
    Net change in unrealized     2,510,087      (376,714)

      Total Trading Results    (4,404,037)    2,897,646

 Interest Income (DWR)            852,940       730,327
      Total Revenues           (3,551,097)    3,627,973


EXPENSES

 Brokerage commissions (DWR)      945,317       720,448
 Management fees                  826,252       800,677
 Transaction fees and costs        92,032        44,119
 Administrative expenses            9,000                 -
 Incentive fees                        -        312,901
 Letter of credit fees                 -           20,744

      Total Expenses            1,872,601      1,898,889


NET INCOME (LOSS)              (5,423,698)      1,729,084


NET INCOME (LOSS) ALLOCATION

 Limited Partners               (5,294,213)   1,692,901
 General Partner                   (129,485)     36,183


NET INCOME (LOSS) PER UNIT

 Limited Partners                 (135.44)         37.84
 General Partner                  (135.44)        37.84



        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (2,516,803)   5,343,065
    Net change in unrealized     1,509,819       (537,773)

      Total Trading Results    (1,006,984)    4,805,292

 Interest Income (DWR)          1,770,273     1,437,239
      Total Revenues              763,289     6,242,531


EXPENSES

 Management fees                1,725,722     1,616,681
 Brokerage commissions (DWR)    1,572,709     1,430,735
 Incentive fees                   409,220       475,303
 Transaction fees and costs       142,423        92,175
 Administrative expenses           18,000           27,000
 Letter of credit fees                  -          31,570

      Total Expenses             3,868,074     3,673,464


NET INCOME (LOSS)              (3,104,785)      2,569,067


NET INCOME (LOSS) ALLOCATION

 Limited Partners              (3,029,351)    2,516,176
 General Partner                  (75,434)       52,891


NET INCOME (LOSS) PER UNIT

 Limited Partners                 (78.90)          55.32
 General Partner                  (78.90)         55.32



        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)


                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital,
 December 31, 1995   47,391.540            $78,914,381           $1,624,664
$80,539,045

Net Income                     -           2,516,176              52,891
2,569,067

Redemptions           (2,554.979)           (4,430,519)                          -
(4,430,519)

Partners' Capital,
 June 30, 1996       44,836.561            $77,000,038           $1,677,555
$78,677,593




Partners' Capital,
 December 31, 1996   40,937.953            $85,273,194           $2,038,949
$87,312,143

Net Loss                       -           (3,029,351)           (75,434)
(3,104,785)

Redemptions           (1,786.781)           (3,795,310)                      -
(3,795,310)

Partners' Capital,
 June 30, 1997         39,151.172          $78,448,533           $1,963,515
$80,412,048






         The accompanying footnotes are an integral part of these financial statements.



            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)




                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                (3,104,785)                2
,569,067
Noncash item included in net income (loss):
    Net change in unrealized    (1,509,819)              537,773

(Increase) decrease in operating assets:
    Interest receivable (DWR)       37,527               8,014
    Due from DWR                   (23,179)              -

Increase (decrease) in operating liabilities:
    Management fee payable          (31,130)             (6,594)
    Accrued brokerage commissions (DWR) 104,090          60,263
    Accrued administrative expenses  (25,496)            (80,931)
       Accrued   transaction   fees   and   costs           7,802
3,891
          Incentive      fee      payable             (2,587,891)
(14,173)
          Bank      fee      payable                            -
(592)

  Net cash provided by (used for) operating activities(7,132,881)
3,076,718

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase  (decrease)  in  redemptions  payable227,376        (
101,145)
       Redemptions      of      units                 (3,795,310)
(4,430,519)

Net  cash  used  for  financing  activities   (3,567,934)       (
4,531,664)


Net   decrease  in  cash            (10,700,815)                (
1,454,946)

Balance     at     beginning     of     period         87,847,358
78,404,128

Balance      at      end     of     period             77,146,543
76,949,182




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

Partnership's December 31, 1996 Annual Report on Form 10-K.



1.  Organization

Dean  Witter  Portfolio Strategy Fund L.P.  (the  "Partnership"),

(formerly named Dean Witter Principal Secured Futures Fund  L.P.)

is  a  limited partnership organized to engage in the speculative

trading   of  commodity  futures  contracts,  commodity   options

contracts,   and   forward  contracts   on   foreign   currencies

(collectively,   "futures   interests").    Demeter    Management

Corporation  ("Demeter"), the Partnership's general partner,  has retained  John  W. Henry & Company Inc. ("JWH")  as  the  trading manager  of the Partnership. The commodity broker is Dean  Witter

Reynolds  Inc.  ("DWR").  Both Demeter and DWR are  wholly  owned subsidiaries  of  Morgan  Stanley, Dean Witter,  Discover  &  Co.

("MSDWD").



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  in  commodity trading accounts to meet margin requirements as needed.  DWR pays interest  on  these funds based on current 13-week U.S.  Treasury

Bill rates.

Brokerage expenses incurred by the Partnership are paid to DWR.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)





3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices,  commodities, currencies,  petroleum  and precious  metals.  Futures and forwards represent  contracts  for delayed delivery of an instrument at a specified date and  price.

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1997  and

December 31, 1996, open contracts were:


                                  Contract  or  Notional   Amount
June 30, 1997  December 31,1996
                                     $                  $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase    356,233,000           65,197,000
   Commitments to Sell         52,456,000           70,325,000
 Commodity Futures:
   Commitments to Purchase      2,129,000            5,005,000
   Commitments to Sell         50,984,000           30,977,000
 Foreign Futures:
   Commitments to Purchase    110,364,000           42,509,000
   Commitments to Sell         90,049,000           67,755,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     54,329,000           89,146,000
   Commitments to Sell         58,699,000           38,531,000

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $4,563,699 and

$3,053,880  at June 30, 1997 and December 31, 1996, respectively.

Of  the $4,563,699 net unrealized gain on open contracts at  June

30, 1997, $4,695,193 related to exchange-traded futures contracts and  $(131,494)  related to off-exchange-traded forward  currency

contracts.   Of  the  $3,053,880  net  unrealized  gain  on  open

contracts  at December 31, 1996, $3,465,469 related to  exchange-

traded  futures contracts and $(411,589) related to off-exchange-

traded forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1997  and  December 31, 1996 mature through  June  1998  and

December   1997,   respectively.    Off-exchange-traded   forward

currency  contracts held at June 30, 1997 and December  31,  1996

mature through September 1997 and March 1997, respectively.   The

contract  amounts in the above table represent the  Partnership's extent of

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


involvement in the particular class of financial instrument,  but not  the credit risk associated with counterparty nonperformance.

The  credit risk associated with these instruments is limited  to

the   amounts  reflected  in  the  Partnership's  Statements   of

Financial Condition.



The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from  its  own  assets and for the sole benefit of its  commodity customers  all  funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$81,841,736 and

$91,312,827 at June 30, 1997 and December 31, 1996, respectively.

With  respect  to  the Partnership's off-exchange-traded  forward currency  contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net  unrealized  gain  on open forward contracts  be  segregated.

With   respect  to  those  off-exchange-traded  forward  currency contracts,

               DEAN WITTER PORTFOLIO STRATEGY FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


the   Partnership  is  at  risk  to  the  ability  of  DWR,   the

counterparty on all of such contracts, to perform.



For  the  six months ended June 30, 1997 and for the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                           June 30, 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  92,731,000      100,286,000
  Commodity Futures                   6,577,000       29,883,000
  Foreign Futures                    65,577,000       41,821,000
Off-Exchange-Traded Forward
 Currency Contracts                  80,647,000       87,299,000

                                         December 31, 1996
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


4.  Subsequent Event

Demeter  reopened the Parntership for additional  investment  and registered with the Securities and Exchange Commission a  maximum of 50,000 Units in an offering, closing August 1, 1997.



On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

               DEAN WITTER PORTFOLIO STRATEGY FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period of about three months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership with  Carr  providing  execution and clearing  services  for  the

Partnership's account.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures

interest  trading  accounts  with  DWR  and  are  used   by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond

the  daily  limit.   If  the price of a  particular  futures  has

increased  or decreased by an amount equal to the "daily  limit",

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within the limit. Futures interest prices have occasionally moved the  daily limit for several consecutive days with little  or  no

trading.   Such  market conditions could prevent the  Partnership

from  promptly  liquidating its futures interests and  result  in restrictions on redemptions. However, since the commencement of trading by the Partnership, there has never been a time when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources - The Partnership does not have, nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available for  investments  in futures interests in subsequent periods.  As redemptions  are  at the  discretion  of  Limited Partners,  it  is  not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  Partnership's  total

trading  losses  net of interest income were $3,551,097.   During

the  second  quarter, the Partnership posted a  decrease  in  Net

Asset

Value  per  Unit.  Losses were recorded in currencies from  short

Japanese yen positions as the previous strengthening in the value of the U.S. dollar relative to the Japanese yen reversed abruptly

during  May.   Additional  currency  losses  were  recorded  from

transactions involving the Swiss franc as its value moved without consistent  direction during the quarter.  In  financial  futures trading, losses were experienced from trendless price movement in

Japanese  government bond futures throughout a  majority  of  the

quarter.   These  losses were partially offset by gains  recorded

from  long  positions  in Australian interest  rate  futures  and global  stock  index futures as prices in these  markets  trended higher  during  May  and June.  A portion  of  the  Partnership's overall  losses for the quarter was offset by gains in metals  as short gold futures positions profited from a downward price  move during  April  and June.  Smaller gains recorded in  agricultural futures during June, as well as in soft commodities during  April and May, also helped to offset a portion of the quarter's losses.

Total expenses for the quarter were $1,872,600, resulting in  net

loss  of  $5,423,698.   The value of an individual  Unit  in  the

Partnership  decreased  from  $2,189.33  at  March  31,  1997  to

$2,053.89 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership's  total trading losses net of interest income were $763,289.  During  the first  six months, the Partnership posted a decrease in Net Asset

Value  per  Unit.  Losses were recorded in the financial  futures markets as Japanese government bond futures prices moved in a trendless pattern during the second quarter. Smaller losses were  recorded  from choppy price movement in  European  interest rate futures during March and April.  These losses were partially offset  by  gains  recorded  from long  positions  in  Australian interest  rate futures, as well as in global stock index futures,

as  prices  in these markets trended higher during May and  June.

In  the energy markets, losses were recorded as oil prices  moved without consistent direction during most of the first half of the

year.   In  currencies, losses recorded during the first  quarter

from  short-term volatile movement in the value  of  the  British pound more than offset gains experienced from a strengthening  in the  value  of  the U.S. dollar relative to most  other  European currencies  and the Japanese yen.  Gains from short positions  in gold  futures, as gold prices declined during January, April  and

June,  helped to mitigate overall Partnership losses  during  the first  half of the year.  Smaller gains from trading agricultural futures  during February, March and June also helped to offset  a portion  of  these losses.  Total expenses for  the  period  were

$3,868,074 resulting in a net loss of $3,104,785.  The  value  of an individual Unit in the Partnership decreased from $2,132.79 at

December 31, 1996 to $2,053.89 at June 30, 1997.



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

U.S.  dollar  resulted  in  profits for the  Partnership's  short positions  during the second quarter, as well as during  January.

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

Trading  losses  in  crude oil futures during  January  and  May,

coupled  with smaller losses in coffee futures, offset a  portion of  overall  Partnership gains for the first half  of  the  year.

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

Futures  &  Currency Management, Inc., MSDWD, (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

Partnership   (under   its   original  name),   certain   limited

partnership  commodity  pools of which  Demeter  is  the  general partner,  and certain trading advisors (including JWH)  to  those

pools.   On  June 16, 1997, the plaintiffs in the  above  actions

filed  a consolidated amended complaint.  Similar purported class actions  were  also filed on September 18 and  20,  1996  in  the

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




Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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



                                Dean Witter Portfolio Strategy
                                     Fund L.P. (Registrant)

                                    By:     Demeter    Management
Corporation
                                    (General Partner)

August 7,  1997                  By:/s/     Patti  L.   Behnke
Patti                          L.                          Behnke
Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.