Form 10-Q
period 1997-09-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 1997-11-06
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or

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

                       September 30, 1997


PART I. FINANCIAL INFORMATION
   Item 1.  Financial Statements

     Statements of Financial Condition
     September 30, 1997 (Unaudited) and December 31, 1996.....2

     Statements of Operations for the
     Quarters Ended September 30, 1997 and 1996 (Unaudited)..3
     Statements of Operations for the Nine
     Months Ended September 30, 1997 and 1996 (Unaudited).....4

     Statements of Changes in Partners'
     Capital for the Nine Months Ended September 30, 1997
     and 1996 (Unaudited).....................................5

     Statements of Cash Flows for the
     Nine Months Ended September 30, 1997 and 1996
     (Unaudited)..............................................6

     Notes to Financial Statements
     (Unaudited)...........................................7-12

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations....................................13-18

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.............................19-20

   Item 2.  Changes in Securities and Use of Proceeds.....20-21

   Item 5.  Other Information................................21

            Item  6.  Exhibits  and Reports on  Form  8-K........
            .........22





            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                   September 30,   December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                           119,250,489        87,847,358
 Net unrealized gain on open contracts            6,310,562         3,053,880

 Total Trading Equity                           125,561,051        90,901,238

Interest receivable (DWR)                           435,823           300,473
Due from DWR                                         26,346                 -

Total Assets                                    126,023,220        91,201,711


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Management fee payable                             418,620          303,128
 Redemptions payable                                381,289          688,115
 Accrued brokerage commissions (DWR)                277,445          141,879
 Accrued administrative expenses                    137,257          158,510
 Accrued transaction fees and costs                  22,545           10,045
 Incentive fee payable                                   -         2,587,891

 Total Liabilities                                1,237,156        3,889,568

Partners' Capital

 Limited Partners (56,134.876 and
  39,981.953 Units, respectively)               122,696,493       85,273,194
 General Partner (956 Units)                      2,089,571        2,038,949

 Total Partners' Capital                        124,786,064       87,312,143

 Total Liabilities and Partners' Capital        126,023,220       91,201,711


NET ASSET VALUE PER UNIT                           2,185.74         2,132.79



        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                              For the Quarters Ended September 30,

                                     1997            1996
                                      $            $
REVENUES
 Trading profit (loss):
    Realized                       3,664,017 (3,441,862)
    Net change in unrealized       1,746,864  5,615,802

      Total Trading Results        5,410,881  2,173,940

 Interest Income (DWR)             1,170,468    751,162
      Total Revenues               6,581,349  2,925,102


EXPENSES

 Brokerage commissions (DWR)       1,391,910  1,018,631
 Management fees                   1,144,447    764,046
 Incentive fees                      717,178    168,692
 Transaction fees and costs          131,438     83,124
 Administrative expenses              11,000     11,363
      Total Expenses               3,395,973  2,045,856


NET INCOME                         3,185,376    879,246


NET INCOME ALLOCATION

 Limited Partners                  3,059,320    857,956
 General Partner                     126,056     21,290


NET INCOME PER UNIT

 Limited Partners                     131.85      22.27
 General Partner                      131.85      22.27



        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit:
    Realized                         1,147,215  1,901,203
    Net change in unrealized         3,256,682  5,078,030

      Total Trading Results          4,403,897  6,979,233

 Interest Income (DWR)               2,940,741  2,188,401

      Total Revenues                 7,344,638  9,167,634


EXPENSES

 Brokerage commissions (DWR)         2,964,619  2,449,366
 Management fees                     2,870,169  2,380,727
 Incentive fees                      1,126,398    643,996
 Transaction fees and costs            273,861    175,299
 Administrative expenses                29,000     38,363
 Bank fees                                 -       31,570

      Total Expenses                 7,264,047  5,719,321

NET INCOME                              80,591  3,448,313

NET INCOME ALLOCATION

 Limited Partners                       29,969  3,374,132
 General Partner                        50,622     74,181


NET INCOME PER UNIT

 Limited Partners                        52.95      77.59
 General Partners                        52.95      77.59



        The accompanying footnotes are an integral part
                 of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital
 December 31, 1995     47,391.540     $78,914,381   $1,624,664   $80,539,045

Net Income                     -        3,374,132       74,181     3,448,313

Redemptions            (5,243.154)     (9,088,238)           -    (9,088,238)

Partners' Capital
 September 30, 1996    42,148.386     $73,200,275   $1,698,845   $74,899,120




Partners' Capital
 December 31, 1996     40,937.953     $85,273,194   $2,038,949   $87,312,143

Offering of Units      18,765.082      43,031,474            -    43,031,474

Net Income                    -            29,969       50,622        80,591

Redemptions            (2,612.159)     (5,638,144)           -    (5,638,144)

Partners' Capital
 September 30, 1997    57,090.876    $122,696,493   $2,089,571  $124,786,064








         The accompanying footnotes are an integral part of these financial statements.



            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                                For the Nine Months Ended September 30,

                                                         1997            1996
                                                           $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income                                              80,591     3,448,313
Noncash item included in net income:
      Net  change  in  unrealized                     (3,256,682)   (5,078,030)

(Increase) decrease in operating assets:
    Interest receivable (DWR)                           (135,350)        9,476
    Due  from DWR                                        (26,346)     (215,200)

Increase (decrease) in operating liabilities:
    Management fee payable                               115,492       (17,625)
    Accrued brokerage commissions (DWR)                  135,566       187,257
    Accrued administrative expenses                      (21,253)      (87,422)
    Accrued transaction fees and costs                    12,500        15,532
    Incentive fee payable                             (2,587,891)     (149,600)
Bank fee payable                                              -        (21,336)

Net cash provided by (used for) operating activities  (5,683,373)   (1,908,635)

CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                                    43,031,474             -
  Increase (decrease) in redemptions payable            (306,826)      519,762
Redemptions   of  units                               (5,638,144)   (9,088,238)

Net  cash  used  for  financing  activities           37,086,504    (8,565,476)


Net  increase  (decrease)  in  cash                   31,403,131   (10,477,111)

Balance  at  beginning  of  period                    87,847,358    78,404,128

Balance at end of period                             119,250,489    67,927,017


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

(collectively,   "futures   interests").    Demeter    Management

Corporation  ("Demeter"), the Partnership's general partner,  has retained  John  W. Henry & Company Inc. ("JWH")  as  the  trading manager of the Partnership. The commodity broker for most of  the

Partnership's transactions is Dean Witter Reynolds Inc.  ("DWR").

Both  Demeter  and  DWR are wholly owned subsidiaries  of  Morgan

Stanley, Dean Witter, Discover & Co. ("MSDWD").



On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period  of about four months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance. After such transaction period,  DWR will continue to serve as a non-clearing with Carr Providing  all clearing services for Partnership transactions.



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms of the contracts.  There are numerous factors which may

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)





significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1997  and

December 31, 1996, open contracts were:


                                  Contract  or  Notional   Amount
September 30, 1997    December 31,1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     227,441,000          65,197,000
   Commitments to Sell         118,130,000          70,325,000
 Commodity Futures:
   Commitments to Purchase      41,641,000           5,005,000
   Commitments to Sell          30,154,000          30,977,000
 Foreign Futures:
   Commitments to Purchase     154,840,000          42,509,000
   Commitments to Sell          12,700,000          67,755,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      64,491,000          89,146,000
   Commitments to Sell          53,079,000          38,531,000



A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the Statements of Financial Condition and totaled $6,310,562 and

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




$3,053,880  at  September  30,  1997  and  December   31,   1996,

respectively.  Of  the  $6,310,562 net unrealized  gain  on  open contracts  at September 30, 1997, $5,995,770 related to exchange-

traded  futures  contracts and $314,792 related to  off-exchange-

traded  forward  currency  contracts.   Of  the  $3,053,880   net

unrealized  gain  on  open  contracts  at  December   31,   1996,

$3,465,469  related  to  exchange-traded  futures  contracts  and

$(411,589)   related  to  off-exchange-traded  forward   currency

contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1997 and December 31, 1996 mature through September

1998   and   December  1997,  respectively.   Off-exchange-traded

forward  currency  contracts  held  at  September  30,  1997  and

December  31, 1996 mature through December 1997 and  March  1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of  financial instrument, but not the credit risk associated with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with respect to most of the Partnership's assets.  Exchange-traded

               DEAN WITTER PORTFOLIO STRATEGY FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




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

$124,836,957  and $91,312,827 at September 30, 1997 and  December

31,  1996,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability of Carr, the sole counterparty on all of such  contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed Carr's obligations to the Partnership.



For  the  nine months ended September 30, 1997 and for  the  year ended  December  31,  1996, the average fair value  of  financial instruments held for trading purposes was as follows:

               DEAN WITTER PORTFOLIO STRATEGY FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




                                        September 30, 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                 132,617,000      108,606,000
  Commodity Futures                  17,136,000       31,275,000
  Foreign Futures                    91,586,000       41,538,000
Off-Exchange-Traded Forward
 Currency Contracts                 105,887,000      111,221,000


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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and  Carr holds such assets in either designated depositories  or in  securities  approved by the CFTC for investment  of  customer funds. The Partnership's assets held by DWR and Carr may be  used as  margin  solely  for  the  Partnership's  trading.  Since  the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total trading  revenues  including  interest  income  were  $6,581,349.

During  the third quarter, the Partnership posted a gain  in  Net

Asset

Value per Unit.  The most significant gains were recorded in  the financial  futures markets due primarily to an  upward  trend  in global  interest rate futures prices during July  and  September.

In   global  stock  index  futures,  gains  recorded  from  short positions  in the Nikkei Index futures was more than offset  from

trading  losses recorded in Australian stock index  futures.   In

metals,  gains were recorded from short silver and  gold  futures positions  during  July  and from long silver  futures  positions during September as silver prices moved higher.  A portion of the

Partnership's overall gains was offset by losses recorded in  the energy markets from trading crude and heating oil futures as  oil prices  moved  in  a short-term volatile pattern  throughout  the

quarter.   In soft commodities, losses were recorded from  choppy

price  movement during July and September, primarily from trading coffee futures.  In currencies, losses recorded from transactions involving the British pound as its value moved in an inconsistent pattern  during  the quarter, more than offset gains  from  short positions in the German mark during July.  Total expenses for the quarter  were $3,395,973, resulting in net income of  $3,185,376.

The value of an individual Unit in the Partnership increased from

$2,053.89 at June 30, 1997 to $2,185.74 at September 30, 1997.



For  the  nine months ended September 30, 1997, the Partnership's total trading revenues including interest income were $7,344,638.

During  the first nine months of the year, the Partnership posted a  gain in Net Asset Value per Unit.  The most significant  gains were recorded in the financial futures and metals markets. In financial futures trading, gains recorded from an upward price trend  in  global interest rate futures during July and September more than offset the losses experienced as a result of short-term price  volatility  during  the first four  months  of  the  year.

Additional gains were recorded from trading Nikkei Index  futures during  the  second  and third quarter.  In  metals,  gains  were recorded  from  short gold futures positions as prices  decreased

during  January,  April, June and July.   Additional  gains  were

recorded  from trading silver futures during July and  September.

A  portion of the Partnership's overall gains for the first  nine months  of  the  year  was offset by losses from  trading  energy futures  as oil prices moved without consistent direction  for  a majority  of the year.  In currencies, losses were recorded  from transactions  involving the British pound as  the  value  of  the pound  moved  in a trendless pattern during the first  and  third quarters.  Additional currency losses were recorded from  trading the  Swiss  franc  during the second quarter and  in  August  and

September.   A  portion of these currency losses  was  offset  by

gains experienced during July from short German mark positions as the  value  of the U.S. dollar increased versus the German  mark.

Total  expenses for the period were $7,264,047 resulting  in  net

income  of  $80,591.   The  value of an individual  Unit  in  the

Partnership  increased from $2,132.79 at  December  31,  1996  to

$2,185.74 at September 30, 1997.

For the Quarter and Nine Months Ended September 30, 1996

For the quarter ended September 30, 1996, the Partnership's total trading  revenues  including  interest  income  were  $2,925,102.

During  the third quarter, the Partnership posted an increase  in

Net  Asset  Value per Unit.  The most significant  trading  gains

were   recorded  in  the  financial  futures  markets  from  long

European,  Japanese  and  Australian bond  futures  positions  as international interest rates futures prices moved higher  between

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


Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The  Partnership  registered 50,000 additional Units  of  Limited

Partnership   Interest  ("Units")  pursuant  to  a   Registration

Statement  on Form S-1, which because effective on May  12,  1997

(the "Registration Statement") (SEC File Number 333-24109).   The

managing underwriter was DWR.



The  offering  commenced on May 12, 1997  and  terminated  as  of

August 1, 1997, with 18,764.225 Units sold.  The aggregate  price of  the  offering amount registered was $111,150,000 (based  upon the approximate Net Asset Value per Unit of $2,223.00 as of March

14,  1997).  The aggregate price of the Units sold at the closing of  the offering on August 1, 1997 was $43,029,508.53 (based upon the  Net  Asset Value per Unit of $2,293.13 as of  the  close  of business on July 31, 1997).

No expenses chargeable against proceeds were incurred, making net offering  proceeds  $43,029,508.53, which  were  applied  to  the working capital of the Partnership for use in accordance with the

"Use  of Proceeds" section of the Prospectus included as part  of the Registration Statement.



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



               (A)  Exhibits - None.

                              (B)  Reports on Form 8-K - None.

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



                                Dean Witter Portfolio Strategy
                                     Fund L.P. (Registrant)

                                    By:     Demeter    Management
Corporation
                                    (General Partner)

November 6,  1997                 By:/s/    Patti   L.   Behnke
Patti L. Behnke
                                         Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.