Form 10-K
period 1997-12-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 1998-03-31
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 1997 or

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $130,496,361.44 at January 31, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

          DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1997

Page No.

DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . .
 . . . .   1

Part I .

   Item 1. Business. . . . . . . . . . . . . . . . . . . . .
 . .  2-4

   Item 2. Properties. . . . . . . . . . . . . . . . . . . .
 . .    5

  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . .
 . . 5-6

   Item  4.  Submission of Matters to  a  Vote  of  Security
Holders . .  7

 Part II.

  Item 5. Market for the Registrant's Partnership Units and
           Related Security Holder Matters . . . . . . . . .
 . .    8

   Item 6. Selected Financial Data . . . . . . . . . . . . .
 . . .  9

  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .
 . 10-17

  Item 8. Financial Statements and Supplementary Data. . . .
 . .  17

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . .
 . .  17
Part III.

  Item10. Directors, Executive Officers, Promoters and
           Control Persons of the Registrant . . . . . . . .
 .  18-22

  Item11. Executive Compensation . . . . . . . . . . . . . .
 . 22-23

  Item12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . .
 . .  23

  Item13. Certain Relationships and Related Transactions . .
 . .  23

Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . .
 . .   24

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


         Documents Incorporated                         Part
of Form 10-K
     Partnership's Registration Statement
     On Form S-1, (File No. 33-36656)               I and IV

     Partnership's Registration Statement
     on Form S-1 (File No. 333-24109)              I and IV

     December 31, 1997 Annual Report
        for    the    Dean    Witter   Portfolio    Strategy
II and IV
     Fund L.P.













                           PART I

Item 1.  BUSINESS

      (a)  General  Development  of  Business.  Dean  Witter

Portfolio Strategy Fund L.P. (formerly Dean Witter Principal

Secured Futures Fund L.P.) (the "Partnership") is a Delaware

limited  partnership  formed to engage  in  the  speculative trading  of commodity futures contracts and other  commodity interests, including, but not limited to, forward  contracts on  foreign currencies and options on futures contracts  and physical commodities (collectively, "futures interests").

          Units  of  limited  partnership  interest (Units)  in  the

Partnership  were  registered  pursuant  to  a  Registration

Statement  on  Form  S-1  (File No. 33-36656)  which  became effective  on October 30, 1990.  The offering of  Units  was underwritten  on  a  "best efforts"  basis  by  Dean  Witter

Reynolds Inc. ("DWR").  The Partnership's general partner is

Demeter Management Corporation ("Demeter").  DWR and Demeter

are   wholly-owned  subsidiaries  of  Morgan  Stanley,  Dean

Witter, Discover & Co. ("MSDWD").  The Partnership commenced operations on February 1, 1991.  50,000 additional Units in

the Partnership were registered pursuant to the Registration

Statement on Form S-1 (File No. 333-24109) which became

effective on May 12, 1997.

     Through July 31, 1997,  the sole commodity broker for the

 Partnership's transactions was DWR.   On  July  31,  1997,  DWR

 closed  the  sale  of  its institutional futures business and foreign currency  trading operations  to Carr Futures, Inc. ("Carr"),

 a subsidiary  of Credit  Agricole Indosuez.  Following the sale, Carr became the clearing commodity broker for the Partnership's futures and futures options trades and the counterparty on the Partnership's foreign  currency  trades.  DWR serves as  the  non-clearing commodity  broker for the Partnerships with  Carr  providing all clearing services for the Partnerships' transactions.

      The  Partnership's net asset value  per  unit,  as  of

December  31, 1997, was $2,373.36, representing an  increase of  11.27  percent  from the net asset  value  per  unit  of

$2,132.79  at  December  31,  1996.   For  a  more  detailed

description  of the Partnership's business see  subparagraph

(c).

     (b) Financial Information about Industry Segments.  The

Partnership's  business  comprises  only  one  segment   for

financial   reporting  purposes,  speculative   trading   of

commodity  futures contracts and other commodity  interests.

The  relevant financial information is presented in Items  6 and 8.

     (c) Narrative Description of Business.  The Partnership

is  in  the  business  of speculative trading  in  commodity futures interests, pursuant to trading instructions provided by  John  W.  Henry & Company, Inc. ("JWH") its  independent

trading  advisor.   For  a  detailed  description   of   the

different  facets of the Partnership's business,  see  those portions  of  the Partnership's Prospectus,  dated  May  12,

1997, filed as part of the Registration Statement on Form S-

1  (see  "Documents Incorporated by Reference" Page 1),  set

forth on the next page.

  Facets of Business

      1.   Summary                    1.   "Summary  of  the
Prospectus"
                                      (Pages 2-9).

      2.  Commodity  Markets          2.   "The  Commodities
Markets"
                                      (Pages 70-79).

     3.  Partnership's  Commodity   3.   "Trading  Policies"
(Page                                  Trading  Arrangements
and     66). "The Trading Manager"
         Policies                        (Pages  39-65   and
Appendix                                           II).

       4.   Management  of the Part-  4.    "The  Management
       Agreement"
       nership                        (Pages 69-70). "The
                                         General    Partner"
(Pages                                             32-34 and
Appendix    I),                                         "The
Commodity Broker"                                  (Pages 66-
68) and "The
                                        Limited  Partnership
Agreement" Pages 81-84).


    5. Taxation of the Partner-  5.  "Federal Income Tax
        ship's  Limited Partners        Aspects" and  "State
and                                       Local  Income  Tax
Aspects" (Pages 87-94).


     (d)   Financial Information About Foreign and  Domestic
Operations and          Export Sales.

        The Partnership has not engaged in any operations in

foreign  countries;  however, the Partnership  (through  the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades  in futures interests on foreign exchanges.

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

Management Inc. ("DWFCM"), MSDWD (all such parties  referred to  hereafter as the "Dean Witter Parties"), the Partnership

(under its original name), certain other limited partnership commodity pools of which Demeter is the general partner, and certain  trading advisors (including JWH), to  those  pools.

On  June 16, 1997, the plaintiffs in the above actions filed a  consolidated  amended complaint,  alleging,  among  other

things,   that  the  defendants  committed  fraud,   deceit,

negligent  misrepresentation,  various  violations  of   the

California  Corporations  Code,  intentional  and  negligent breach  of  fiduciary duty, fraudulent and  unfair  business practices, unjust enrichment, and conversion in the sale and operation  of  the  various limited  partnership  commodity

pools.  Similar purported class actions were also  filed  on

September 18 and 20, 1996, in the Supreme Court of the State

of New York, New York County, and on November 14,

1996 in the Superior Court of the State  of Delaware, New Castle County,

against the Dean Witter Parties and  certain trading advisors (including JWH)

on  behalf  of all  purchasers of interests in various limited  partnership commodity pools, including the Partnership, sold by  DWR.  A consolidated and amended complaint in the action pending  in the  Supreme  Court of the State of New York  was  filed  on

August  13,  1997,  alleging that the  defendants  committed

fraud,    breach   of   fiduciary   duty,   and    negligent

misrepresentation in the sale and operation of  the  various limited partnership commodity pools.  On December 16,  1997,

upon  motion  of the plaintiffs, the action pending  in  the

Superior  Court  of  the State of Delaware  was  voluntarily

dismissed   without   prejudice.    The   complaints    seek

unspecified amounts of compensatory and punitive damages and

other  relief.   It  is  possible  that  additional  similar

actions  may  be  filed and that, in  the  course  of  these

actions,  other parties could be added as defendants.    The

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

                          PART II

Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED
         SECURITY HOLDER MATTERS

      There is no established public trading market for  the

Units  of  Limited Partnership Interest in the  Partnership.

The  number  of holders of Units at December  31,  1997  was approximately 8,101.  No distributions have been made by the

Partnership   since  it  commenced  trading  operations   on

February  1,  1991.  Demeter has sole discretion  to  decide what  distributions, if any, shall be made to  investors  in the  Partnership.  No determination has yet been made as  to future distributions.

Item 6.  SELECTED FINANCIAL DATA  (in dollars)








For the Years Ended December 31,
                                                  1997                1996
1995                1994                1993
Total Revenues
(including interest)               21,459,210    28,663,110     26,524,038      3,634,209
28,311,393


Net Income (Loss)                 10,733,401   18,393,949     18,457,838     (4,221,635)
18,092,489

Net Income (Loss)
Per Unit (Limited
&   General   Partners)                     240.57              433.35
343.86             (77.55)             237.61


Total Assets                      135,545,105     91,201,711     82,278,215
78,252,862    102,591,738


Total Limited
Partners' Capital               131,363,711      85,273,194    78,914,381    75,121,362
99,403,283


Net Asset Value Per
Unit of Limited
Partnership Interest               2,373.36          2,132.79         1,699.44          1,355.58
1,433.13









Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND         RESULTS OF OPERATIONS

     Liquidity.  The Partnership's assets are on deposit  in

separate  commodity interest trading accounts with  DWR  and

Carr, the commodity brokers, and are used by the Partnership as  margin to engage in commodity futures, forward contracts and  other  commodity interest trading.  DWR and  Carr  hold

such   assets  in  either  designated  depositories  or   in

securities   approved  by  the  Commodity  Futures   Trading

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

      Credit  Risk. In addition to market risk, in  entering

into  futures,  options and forward  contracts  there  is  a credit  risk to the Partnership that the counterparty  on  a contract  will  not be able to meet its obligations  to  the

Partnership.  The ultimate counterparty of a Partnership for futures  contracts  traded in the  United  States  and  most foreign  exchanges on which the Partnership  trades  is  the clearinghouse associated with such exchange.  In general,  a clearinghouse  is backed by the membership of  the  exchange and  will act in the event of non-performance by one of  its members  or  one of its member's customers,  and,  as  such,

should  significantly reduce this credit risk.  For example,

a  clearinghouse may cover a default by (i) drawing  upon  a defaulting  member's  mandatory  contributions  and/or  non-

defaulting   members'  contributions  to   a   clearinghouse

guarantee fund, established lines or letters of credit  with banks, and/or the clearinghouse's surplus capital and  other available assets of the exchange and clearinghouse, or  (ii)

assessing  its  members.   In cases  where  the  Partnership

trades on a foreign exchange where the clearinghouse is  not funded or guaranteed by the membership or where the exchange is  a  "principals'  market" in  which  performance  is  the responsibility of the exchange member and not  the  exchange or a clearinghouse, or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the  Partnership  will  be the clearinghouse,  the  exchange member  or  the off-exchange contract counterparty,  as  the case may be.

      There  can  be  no  assurance  that  a  clearinghouse,

exchange  or other exchange member will meet its obligations to  the  Partnership, and the Partnership is not indemnified against  a default by such parties from Demeter or MSDWD  or

DWR.   Further, the law is unclear as to whether a commodity

broker has any obligation to protect its customers from loss in the event of an exchange, clearinghouse or other exchange

member   default  on  trades  effected  for   the   broker's

customers;  any such obligation on the part  of  the  broker appears even less clear where the default occurs in a non-US jurisdiction.

       Demeter  deals  with  these  credit  risks   of   the

partnerships  in  several  ways.  First,  it  monitors  each partnership's credit exposure to each exchange  on  a  daily basis,  calculating not only the amount of  margin  required for  it but also the amount of its unrealized gains at  each

exchange,  if  any.   The  Commodity  Brokers  inform   each

partnership, as with all their customers, of its net  margin requirements for all its existing open positions, but do not break  that net figure down, exchange by exchange.  Demeter,

however, has installed a system which permits it to  monitor each  partnership's potential margin liability, exchange  by

exchange.   Demeter is then able to monitor  the  individual

partnership's
potential net credit exposure to each exchange by adding the unrealized  trading gains on that exchange, if any,  to  the partnership's margin liability thereon.

       Second,  as  discussed  earlier,  each  partnership's

trading policies limit the amount of partnership Net  Assets that can be committed at any given time to futures contracts and  require,  in  addition,  a certain  minimum  amount  of diversification in the partnership's trading,  usually  over several different products.  One of the aims of such trading policies  has  been  to reduce the credit  exposure  of  any partnership  to any single exchange and, historically,  such partnership exposure has typically amounted to only a  small percentage of its total Net Assets.  On those relatively few occasions where a partnership's credit exposure has  climbed above that level, Demeter has dealt with the situations on a case by case basis, carefully weighing whether the increased

level  of  credit  exposure remained  appropriate.   Demeter

expects  to  continue  to deal with  such  situations  in  a similar manner in the future.

     Third, Demeter has secured, with respect to Carr acting

as  the clearing broker for the partnerships, a guarantee by

Credit  Agricole Indosuez, Carr's parent, of the payment  of the  "net  liquidating value" of the transactions  (futures,

options   and   forward  contracts)  in  each  partnership's

account.  As of December 31, 1997, Credit Agricole

Indosuez'  total capital was over $3.25 billion  and  it  is currently rated AA2 by Moody's.

       With   respect  to  forward  contract  trading,   the

partnerships  trade  with  only those  counterparties  which

Demeter,   together  with  DWR,  have   determined   to   be

creditworthy.  At the date of this filing, the  partnerships deal  only  with  Carr  as  their  counterparty  on  forward contracts.  The guarantee by Carr's parent, discussed above,

covers these forward contracts.  See "Financial Instruments"

under  Notes  to  Financial Statements in the  Partnership's

1997 Annual Report to Partners, incorporated by reference in this Form 10-K.

     Capital Resources.  The Partnership does not have,  nor

does it expect to have, any capital assets.  Redemptions and sales of additional Units of Limited Partnership Interest in the  future  will affect the amount of funds  available  for investments  in subsequent periods.  As redemptions  are  at the  discretion of Limited Partners, it is not  possible  to estimate  the  amount and therefore, the  impact  of  future redemptions.

     Results  of Operations.  As of December 31,  1997,  the

Partnership's total capital was $133,632,644, an increase of

$46,320,501   from  the  Partnership's  total   capital   of

$87,312,143, at December 31, 1996.  For
the  year ended December 31, 1997, the Partnership generated

net   income   of   $10,733,401,  subscriptions   aggregated

$43,029,509 and total redemptions aggregated $7,442,409.

     For the year ended December 31, 1997, the Partnership's

total  trading  revenues  including  interest  income   were

$21,459,210.  The Partnership's total expenses for the  year were  $10,725,809, resulting in net income  of  $10,733,401.

The value of an individual unit in the Partnership increased from $2,132.79 at December 31, 1996 to $2,373.36 at December

31, 1997.

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

For  a further description of trading results, refer to  the letter  to  the  Limited Partners in the  accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form 10-K.  The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  information required by this Item appears  in  the

attached  1997 Annual Report to Partners and is incorporated by reference in this Annual

Report on Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                          PART III

Item  10.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS   AND
CONTROL
         PERSONS OF THE REGISTRANT


General Partner

     Demeter,  a Delaware corporation, was formed on  August

18,  1977  to  act  as  a  commodity pool  operator  and  is registered  with the CFTC as a commodity pool  operator  and currently  is  a member of the National Futures  Association

("NFA") in such capacity.  Demeter is wholly-owned by  MSDWD and is an affiliate of DWR.  MSDWD, DWR and Demeter may each be  deemed  to  be  "promoters" and/or  a  "parent"  of  the

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

Stock  Exchange,  the  Chicago Board Options  Exchange,  and

other major securities
exchanges.

     DWR is registered with the CFTC as a futures commission

merchant and is a member of the NFA in such capacity.  As of

December  31, 1997, DWR is servicing its clients  through  a

network   of   approximately   401   branch   offices   with

approximately 10,155 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner

    The directors and officers of Demeter as of December 31,

1997 are as follows:

      Richard M. DeMartini, age 45, is the Chairman  of  the

Board  and  a  Director of Demeter.  Mr. DeMartini  is  also

Chairman of the Board and a Director of Dean Witter  Futures

&  Currency  Management Inc. ("DWFCM").   Mr.  DeMartini  is

president  and chief operating officer of MSDWD's Individual

Asset  Management Group.  He was named to this  position  in

May of 1997 and is responsible for Dean Witter InterCapital,

Van  Kampen  American Capital, insurance  services,  managed futures,  unit  trust, investment consulting services,  Dean

Witter   Realty,  and  NOVUS  Financial  Corporation.    Mr.

DeMartini  is a member of the MSDWD management committee,  a director of the InterCapital funds, a trustee of the  TCW/DW funds  and a trustee of the Van Kampen American Capital  and

Morgan  Stanley retail funds.  Mr. DeMartini has  been  with

Dean  Witter his entire career, joining the firm in 1975  as

an  account  executive.   He served  as  a  branch  manager,

regional director and national sales
director,   before  being  appointed  president  and   chief

operating  officer of the Dean Witter Consumer Markets.   In

1988  he was named president and chief operating officer  of

Sears'  Consumer  Banking Division and in  January  1989  he

became  president and chief operating officer of Dean Witter

Capital.  Mr. DeMartini has served as chairman of the  board of  the  Nasdaq Stock Market, Inc. and vice chairman of  the board  of  the  National Association of Securities  Dealers,

Inc.   A  native  of  San Francisco, Mr. DeMartini  holds  a

bachelor's   degree  in  marketing  from  San  Diego   State

University.

      Mark J. Hawley, age 54, is President and a Director of

Demeter.   Mr.  Hawley is also President and a  Director  of

DWFCM.   Mr.  Hawley joined DWR in February 1989  as  Senior

Vice President and is currently the Executive Vice President and Director of DWR's Managed Futures Department.  From 1978

to  1989,  Mr. Hawley was a member of the senior  management team  at  Heinold Asset Management, Inc.,  a  CPO,  and  was responsible  for  a  variety of projects in  public  futures

funds.   From 1972 to 1978, Mr. Hawley was a Vice  President

in charge of institutional block trading for the Mid-West at

Kuhn Loeb & Company.

      Lawrence  Volpe, age 50, is a Director of Demeter  and

DWFCM.  Mr. Volpe joined DWR as a Senior Vice President  and

Controller  in  September 1983, and  currently  holds  those

positions.   From  July  1979  to  September  1983,  he  was

associated with E.F. Hutton & Company Inc. and prior to  his departure,  held the positions of First Vice  President  and

Assistant

Controller.  From 1970 to July 1979, he was associated  with

Arthur  Anderson & Co. and prior to his departure served  as audit manager in the financial services division.

      Joseph  G.  Siniscalchi, age  52,  is  a  Director  of

Demeter.  Mr. Siniscalchi joined DWR in July 1984 as a First

Vice President, Director of General Accounting and served as a  Senior Vice President and Controller for DWR's Securities

division  through  1997.   He is  currently  Executive  Vice

President  and Director of the Operations Division  of  DWR.

From  February  1980  to  July  1984,  Mr.  Siniscalchi  was

Director  of  Internal Audit at Lehman Brothers  Kuhn  Loeb,

Inc.

      Edward  C.  Oelsner, III, age 55,  is  a  Director  of

Demeter.   Mr.  Oelsner  is  currently  an  Executive   Vice

President and head of the Product Development Group at  Dean

Witter  InterCapital Inc., an affiliate of DWR. Mr.  Oelsner

joined  DWR  in  1981  as  a  Managing  Director  in   DWR's

Investment  Banking Department specializing in  coverage  of regulated  industries and, subsequently, served as  head  of the  DWR  Retail Products Group.  Prior to joining DWR,  Mr.

Oelsner held positions at The First Boston Corporation as  a member  of  the Research and Investment Banking  Departments from  1967  to  1981.  Mr. Oelsner received  his  M.B.A.  in

Finance  from  the  Columbia University Graduate  School  of

Business  in  1966  and an A.B. in Politics  from  Princeton

University in 1964.

      Robert  E.  Murray, age 37, is a Director of  Demeter.

Mr.  Murray  is  also  a  Director of  DWFCM.   Mr.  Murray

is currently a Senior Vice President
of  DWR's  Managed  Futures Department  and  is  the  Senior

Administrative  Officer  of DWFCM.   Mr.  Murray  began  his

career  at  DWR  in 1984 and is currently  the  Director  of

Product Development for the Managed Futures Department.   He

is  responsible for the development and maintenance  of  the proprietary  Fund Management System utilized  by  DWFCM  and

Demeter in organizing information and producing reports  for monitoring  clients' accounts.  Mr. Murray currently  serves as  a Director of the Managed Funds Association.  Mr. Murray

graduated from Geneseo State University in May 1983  with  a

B.A. degree in Finance.

      Patti  L. Behnke, age 37, is Vice President and  Chief

Financial  Officer  of Demeter.  Ms. Behnke  joined  DWR  in

April   1991  as  Assistant  Vice  President  of   Financial

Reporting  and  is  currently a  First  Vice  President  and

Director   of   Financial  Reporting  and  Managed   Futures

Accounting in the Individual Asset Management Group.   Prior

to  joining  DWR,  Ms. Behnke held positions  of  increasing responsibility at L.F. Rothschild & Co. and Carteret Savings

Bank.  Ms. Behnke began her career at Arthur Anderson & Co.,

where she was employed in the audit division from 1982-1986.

She  is a member of the AICPA and the New York State Society of Certified Public Accountants.



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


Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS

AND   MANAGEMENT      (a)   Security  Ownership  of  Certain

Beneficial Owners - As of December 31, 1997, there  were  no persons known to be beneficial owners of more than 5 percent

of   the  Units  of  Limited  Partnership  Interest  in  the

Partnership.

     (b)  Security Ownership of Management - At December 31,

1997,   Demeter  owned  956  Units  of  General  Partnership

Interest  representing  a  1.70  percent  interest  in   the

Partnership.

    (c)  Changes in Control - None


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Refer to Note 2 - "Related Party Transactions" of "Notes

to  Financial  Statements" in the accompanying  1997  Annual

Report  to Partners, incorporated by reference in this  Form

10-K.  In its capacity as the Partnership's retail commodity broker,  DWR received commodity brokerage commissions  (paid and  accrued by the Partnership) of $4,200,892 for the  year ended December 31, 1997.

                           PART IV

Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,   AND

REPORTS ON FORM 8-K

(a) 1. Listing of Financial Statements

      The  following  financial  statements  and  report  of

independent  public  accountants,  all  appearing   in   the

accompanying   1997   Annual  Report   to    Partners,   are

incorporated by reference in this Form 10-K:

         - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1997, 1996 and 1995.

         -     Statements  of  Financial  Condition  as   of
         December 31, 1997 and 1996.

         -    Statements of Operations, Changes in Partners'
         Capital,  and  Cash  Flows  for  the  years   ended
         December 31, 1997, 1996 and 1995.

         -   Notes to Financial Statements.

    With the exception of the aforementioned information and

the  information incorporated in Items 7, 8 and 13, the 1997

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

                                               DEAN   WITTER
                         PORTFOLIO STRATEGY FUND L.P.

(Registrant)

                                               BY:   Demeter
                         Management Corporation,
                                                       General
                              Partner

March 24, 1998           BY: /s/ Mark J. Hawley
                                 Mark J. Hawley, Director and
                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                March 24,
1998
        Mark J. Hawley, Director and
          President

    /s/  Richard M. DeMartini                          March 24,
1998
        Richard M. DeMartini, Director
          and Chairman of the Board


    /s/  Lawrence Volpe                                March 24,
1998
        Lawrence Volpe, Director


    /s/  Joseph G. Siniscalchi                         March 24,
1998
        Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                         March 24,
1998
        Edward C. Oelsner III, Director


    /s/  Robert E. Murray                              March 24,
1998
        Robert E. Murray, Director

    /s/  Patti L. Behnke                               March 24,
1998
        Patti L. Behnke, Chief Financial
          Officer and Principal Accounting
          Officer

                         EXHIBIT INDEX





     ITEM                                                METHOD
OF FILING

 -3. Limited Partnership Agreement of
     the Partnership, dated as of
     August 28, 1990.                                 (1)

-10. Form of Amended and Restated
     Management Agreement among the
     Partnership, Demeter and JWH
     dated as of May 12, 1997.                        (2)

-10. Form of Amended and Restated
     Customer Agreement Between the
     Partnership and DWR Inc.                         (2)
     dated as of September 1, 1996.

-13. December 31, 1997 Annual Report to Limited Partners.   (3)


(1)
Incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File No. 33-
36656).

(2)
Incorporated by reference to Exhibit 10.02 of the Partnership's
Registration Statement on Form S-1 (File No. 333-24109).

(3)
Filed herewith.

Portfolio
Strategy
Fund



December 31, 1997
Annual Report


                                              [LOGO] DEAN WITTER

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
(FORMERLY DEAN WITTER PRINCIPAL SECURED FUTURES FUND L.P.) ANNUAL REPORT
1997

Dear Limited Partner:

This marks the seventh annual report for the Dean Witter Portfolio Strategy Fund L.P. (the "Fund"). Please note, as stated in the Fund's prospectus dated May 12, 1997, effective with the closing of re-offering of the Fund on July 31, 1997, assets were allocated to the following five John W. Henry & Company Inc. trading programs in equal increments (20% each): Original Investment Program, Financial and Metals Portfolio, the World Financial Perspective, Global Financial Portfolio, and International Currency and Bond Portfolio. The Fund began the year trading at a Net Asset Value per Unit of $2,132.79 and increased by 11.2% to $2,373.36 on December 31, 1997. Since its inception in 1991, the Fund has increased by 137.3% (a compound annualized return of 13.3%).

In January, the Fund posted gains as the value of the U.S. dollar increased relative to the Japanese yen and German mark. Additional gains were recorded from short gold futures positions as prices declined to their lowest levels in over three years. The Fund recorded small losses during February as gains from a continued strengthening of the U.S. dollar were offset by losses from trendless price movement in the global interest rate futures and metals markets. During March, the Fund experienced losses from short positions in energies due to a reversal higher in oil and gas prices early in the month. Losses were also recorded from long positions in nickel futures as prices decreased and from trading gold futures as prices moved in a choppy pattern. Losses were also recorded from short positions in the German mark.

During April, the Fund recorded losses from long positions in Japanese government bond futures as prices in this market moved lower. Additional losses were recorded from short U.S. interest rate futures positions as domestic bond prices spiked higher during the last week of April after moving lower previously. During May, the Fund experienced significant losses primarily from trading the Japanese yen as its value moved without consistent direction. Smaller losses were recorded from short-term volatile price movement in crude oil and gold futures. The Fund recorded profits in June primarily from long positions in Australian and U.S. interest rate futures as prices moved higher. Additional gains were recorded from long positions in global stock index futures as most global equity prices moved higher. Smaller gains were recorded from short gold futures positions.

The Fund recorded significant gains during July from long global bond futures positions as prices trended higher. Additional gains were recorded in the currency markets from short German mark and Swiss franc positions as the value of the U.S. dollar strengthened versus these currencies. A portion of July's profits was given back during August as prices of most global interest rate futures reversed lower. Additional losses were recorded in the energy markets as oil prices moved without consistent direction. In September, the Fund recorded small losses primarily from transactions involving the British pound and Swiss franc, as the value of these currencies moved in a trendless pattern. Additional losses were recorded in energies as oil prices moved without consistent direction. A majority of these losses was offset by gains recorded from an upward price move in international interest rate futures.

The Fund recorded gains in currencies during the month of October as a result of a weakening of the British pound relative to the U.S. dollar. Additional gains were recorded from long positions in both Japanese and U.S. interest rate futures as prices in these markets trended upward. In November, the Fund recorded gains from short Japanese yen positions as the yen's value weakened versus the U.S. dollar on continued concerns regarding the Asian economic crisis. Additional gains were experienced from short positions in gold futures as prices dropped below $300 an ounce, their lowest level in twelve years. Gains in December were experienced primarily from long silver futures positions as prices increased on reports of declining inventories. Additional gains were recorded from long positions in U.S. and European interest rate futures as prices in these markets increased due to a "flight to quality" by investors in lieu of the economic turmoil in Asia. Smaller gains were recorded from short positions in crude oil futures.

Overall, the Fund recorded strong gains in 1997 from sustained price movements in the currency markets during January and February, and then again in the fourth quarter from short Japanese yen positions as the value of the U.S. dollar increased versus the yen. Additional gains were also recorded from long positions in global interest rate futures as prices in these markets trended upward during June and July. These gains, coupled with John W. Henry & Company, Inc.'s ability to limit losses during periods of short-term price volatility and sharp trend reversals, contributed to the overall success of the Fund during the year.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.


    Sincerely,

    /s/ Mark J. Hawley

    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Portfolio Strategy Fund L.P. (formerly Dean Witter Principal Secured Futures Fund L.P.) (the "Partnership") as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Portfolio Strategy Fund L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 17, 1998
New York, New York

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                    ----------------------
                                                       1997        1996
                                                    ----------- ----------
                                                         $          $
                                  ASSETS
Equity in Commodity futures trading
 accounts:
 Cash                                               125,280,410 87,847,358
 Net unrealized gain on open contracts                9,771,078  3,053,880
                                                    ----------- ----------
 Total Trading Equity                               135,051,488 90,901,238
Interest receivable (DWR)                               493,617    300,473
                                                    ----------- ----------
 Total Assets                                       135,545,105 91,201,711
                                                    =========== ==========
                    LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Incentive fee payable                                  801,115  2,587,891
 Redemptions payable                                    583,707    688,115
 Management fee payable                                 451,563    303,128
 Accrued administrative expenses                         76,076    158,510
 Accrued brokerage commissions (DWR)                        --     141,879
 Accrued transaction fees and costs                         --      10,045
                                                    ----------- ----------
 Total Liabilities                                    1,912,461  3,889,568
                                                    ----------- ----------
PARTNERS' CAPITAL
 Limited Partners (55,349.245 and 39,981.953 Units,
   respectively)                                    131,363,711 85,273,194
 General Partner (956 Units)                          2,268,933  2,038,949
                                                    ----------- ----------
 Total Partners' Capital                            133,632,644 87,312,143
                                                    ----------- ----------
 Total Liabilities and Partners' Capital            135,545,105 91,201,711
                                                    =========== ==========
NET ASSET VALUE PER UNIT                               2,373.36   2,132.79
                                                    =========== ==========


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
STATEMENTS OF OPERATIONS

                                      FOR THE YEARS
                                          ENDED
                                       DECEMBER 31,
                             ---------------------------------
                                1997       1996        1995
                             ---------- ----------  ----------
                                 $          $           $
REVENUES
Trading Profit (Loss):
 Realized                    10,456,265 26,235,502  23,275,553
 Net change in unrealized     6,717,198   (567,233)     58,584
                             ---------- ----------  ----------
  Total Trading Results      17,173,463 25,668,269  23,334,137
Interest income (DWR)         4,285,747  2,994,841   3,189,901
                             ---------- ----------  ----------
  Total Revenues             21,459,210 28,663,110  26,524,038
                             ---------- ----------  ----------
EXPENSES
Brokerage commissions (DWR)   4,200,892  3,416,583   2,700,065
Management fee                4,183,145  3,281,267   3,332,702
Incentive fee                 1,927,512  3,278,840   1,587,389
Transaction fees and costs      368,260    233,900     231,876
Administrative expenses          46,000     27,000     108,000
Letter of credit fees               --      31,571     106,168
                             ---------- ----------  ----------
  Total Expenses             10,725,809 10,269,161   8,066,200
                             ---------- ----------  ----------
NET INCOME                   10,733,401 18,393,949  18,457,838
                             ========== ==========  ==========
NET INCOME ALLOCATION:
Limited Partners             10,503,417 17,979,664  18,129,110
General Partner                 229,984    414,285     328,728
NET INCOME PER UNIT:
Limited Partners                 240.57     433.35      343.86
General Partner                  240.57     433.35      343.86

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                              UNITS OF
                             PARTNERSHIP    LIMITED     GENERAL
                              INTEREST     PARTNERS     PARTNER     TOTAL
                             -----------  -----------  --------- -----------
                                               $           $          $
Partners' Capital, December
31, 1994                     56,372.344    75,121,362  1,295,936  76,417,298
Net Income                          --     18,129,110    328,728  18,457,838
Redemptions                  (8,980.804)  (14,336,091)       --  (14,336,091)
                             ----------   -----------  --------- -----------
Partners' Capital, December
31, 1995                     47,391.540    78,914,381  1,624,664  80,539,045
Net Income                          --     17,979,664    414,285  18,393,949
Redemptions                  (6,453.587)  (11,620,851)       --  (11,620,851)
                             ----------   -----------  --------- -----------
Partners' Capital, December
31, 1996                     40,937.953    85,273,194  2,038,949  87,312,143
Offering of Units            18,765.082    43,029,509        --   43,029,509
Net Income                          --     10,503,417    229,984  10,733,401
Redemptions                  (3,397.790)   (7,442,409)       --   (7,442,409)
                             ----------   -----------  --------- -----------
Partners' Capital,
December 31, 1997            56,305.245   131,363,711  2,268,933 133,632,644
                             ==========   ===========  ========= ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
STATEMENTS OF CASH FLOWS

                                                 FOR THE YEARS
                                                     ENDED
                                                 DECEMBER 31,
                                      -------------------------------------
                                         1997         1996         1995
                                      -----------  -----------  -----------
                                           $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                             10,733,401   18,393,949   18,457,838
Noncash item included in net income:
 Net change in unrealized              (6,717,198)     567,233      (58,584)
(Increase) decrease in operating
  assets:
 Interest receivable (DWR)               (193,144)     (47,499)      22,726
Increase (decrease) in operating
  liabilities:
 Incentive fees payable                (1,786,776)   2,267,853      320,038
 Management fee payable                   148,435       30,225       13,116
 Accrued administrative expenses          (82,434)    (121,245)      68,263
 Accrued brokerage
   commissions (DWR)                     (141,879)      42,275          848
 Accrued transaction fees and costs       (10,045)       3,442          165
 Bank fee payable                             --       (21,336)      21,336
                                      -----------  -----------  -----------
Net cash provided by operating
  activities                            1,950,360   21,114,897   18,845,746
                                      -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                      43,029,509          --           --
Decrease in redemptions payable          (104,408)     (50,816)    (520,160)
Redemptions of units                   (7,442,409) (11,620,851) (14,336,091)
                                      -----------  -----------  -----------
Net cash provided by (used for)
  financing activities                 35,482,692  (11,671,667) (14,856,251)
                                      -----------  -----------  -----------
Net increase in cash                   37,433,052    9,443,230    3,989,495
Balance at beginning of period         87,847,358   78,404,128   74,414,633
                                      -----------  -----------  -----------
Balance at end of period              125,280,410   87,847,358   78,404,128
                                      ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Portfolio Strategy Fund L.P. (formerly Dean Witter Principal Secured Futures Fund L.P.) (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The general partner for the Partnership is Demeter Management Corporation ("Demeter"). Demeter is a wholly owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At the time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co.

Demeter has retained John W. Henry & Company, Inc. ("JWH") as the trading manager of the Partnership.

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter Reynolds Inc. ("DWR"), also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures, Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnership's futures and futures options trades and the counterparty on the Partnership's foreign currency trades. DWR will continue to serve as the non-clearing commodity broker for the Partnership with Carr providing all clearing services for the Partnership's transactions.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

On July 31, 1996, with the Partnership's Net Asset Value above $1,000 per unit, the letter of credit arrangement which assured investors who redeemed their units on July 31, 1996 a minimum Net Asset Value of $1,000 per unit expired. On August 1, 1996, the Partnership was renamed and continued trading in a non-guaranteed format. Both the reduction of interest income of 1.125% per annum for the letter of credit fee paid by DWR and the letter of credit fee of 1% of new appreciation were eliminated effective August 1, 1996.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

OFFERING OF UNITS--Additional Units were offered to the public at a price equal to 100% of the Net Asset Value as of the close of business on the last day of the month prior to the August 1, 1997 closing date of the offering.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

REVENUE RECOGNITION--Commodity futures contracts and forward contracts on foreign currencies are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Prior to August 1, 1996, DWR paid the Partnership interest income based upon 80% of the average daily Net Assets for the month that was allocated to JWH's KT Diversified Program, Financial and Metals Portfolio, International Foreign Exchange Program, and The World Financial Perspective at a rate equal to the average yield on 13-week U.S. Treasury Bills issued during such month less a monthly letter of credit fee paid by DWR. DWR paid Citibank, N.A. ("Citibank") on the twentieth day of each month a Letter of Credit fee of 3/32 of 1% per month of the amount available to be drawn under the Letter of Credit. Such amounts for the period ended July 31, 1996 and the year ended December 31, 1995 were $306,187 and $586,638, respectively. Additionally, DWR paid the Partnership interest income based upon 100% of the Partnership's average daily Net Assets which were allocated to the InterRate(TM) trading program for the month at a rate equal to the average yield on 13-week U.S. Treasury Bills issued during such month. For purposes of such interest payments, Net Assets did not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

Effective August 1, 1996, DWR pays the Partnership monthly interest income based upon 80% of the average daily Net Assets for the month at a prevailing rate for U.S. Treasury Bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--The Partnership accrues brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates. Transaction fees and costs are accrued on a half-turn basis.

Prior to September 1, 1996 brokerage commissions were capped at 3/4 of 1% per month of the Partnership's Net Assets as defined in the Limited Partnership Agreement. Additionally, each trading program's brokerage commissions were capped at 1% per month of the Net Assets allocated to such trading program.

Effective September 1, 1996, brokerage commissions and transaction fees chargeable to the Partnership were capped at 13/20 of 1% per month of the Partnership's month-end Net Assets (as defined in the Limited Partnership Agreement) with such cap applied on a per trading program basis.

OPERATING EXPENSES--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Prior to August 1, 1996, pursuant to a Letter of Credit and Reimbursement Agreement with JWH and Citibank, the Partnership paid to Citibank a quarterly Letter of Credit fee equal to 1% of the Partnerships's "New Appreciation," as defined in the Letter of Credit and Reimbursement Agreement, of the Partnership's Net Assets as of the end of each calendar quarter. Such fee was accrued in each month in which "New Appreciation" occurred. In those months in which "New Appreciation" was negative, previous accruals, if any, during the quarter were reduced. Demeter and/or DWR bear all other operating expenses, including expenses which would be incurred if the Partnership were required to register as an investment company.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day that is six months after the closing at which a person becomes a limited partner, upon five business days advance notice by redemption form to Demeter. Thereafter, Units may be redeemed as of the end of any month upon five business days advance notice by redemption form to Demeter. However, any Units redeemed at or prior to the end of the twelfth, eighteenth or twenty-fourth full month following the closing at which such person first becomes a limited partner, is subject to a redemption charge equal to 3%, 2% or 1%, respectively, of the Net Asset Value per Unit on the date of such redemption. Limited Partners who obtain their units via an exchange from another DWR sponsored commodity pool are not subject to the six months holding period or the redemption charges.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

2. RELATED PARTY TRANSACTIONS

The Partnership's cash is on deposit with DWR and Carr in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. Under its Customer Agreement with DWR, the Partnership pays DWR brokerage commissions as described in Note 1.

3. TRADING MANAGER

Compensation to JWH consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The Partnership pays a monthly management fee equal to 1/3 of 1% per month of the Partnership's adjusted Net Assets, as defined in the

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Limited Partnership Agreement, as of the last day of each month.

INCENTIVE FEE--The Partnership pays a quarterly incentive fee to JWH equal to 15% of the Partnership's "New Appreciation", as defined in the Limited Partnership Agreement, of the Partnership's Net Assets as of the end of each calendar quarter. Such incentive fee is accrued in each month in which "New Appreciation" occurs. In those months in which "New Appreciation" is negative, previous accruals, if any, during the incentive period are reduced. In those instances, in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is paid to JWH on those redemptions in the month of such redemptions.

4. FINANCIAL INSTRUMENTS

The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1997 and 1996 open contracts were:

                         CONTRACT OR NOTIONAL AMOUNT
                         ----------------------------
                              1997          1996
                         -------------- -------------
                               $              $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase    231,632,000    65,197,000
 Commitments to Sell         83,000,000    70,325,000
Commodity Futures:
 Commitments to Purchase     20,890,000     5,005,000
 Commitments to Sell         51,155,000    30,977,000
Foreign Futures:
 Commitments to Purchase    198,296,000    42,509,000
 Commitments to Sell         85,638,000    67,755,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS
 Commitments to Purchase     78,711,000    89,146,000
 Commitments to Sell        126,515,000    38,531,000

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $9,771,078 and $3,053,880 at December 31, 1997 and 1996,
respectively.

Of the $9,771,078 net unrealized gain on open contracts at December 31, 1997, $9,025,112 related to exchange-traded futures contracts and $745,966 related to off-exchange-traded forward currency contracts.

Of the $3,053,880 net unrealized gain on open contracts at December 31, 1996, $3,465,469 related to exchange-traded futures contracts and $(411,589) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1997 and 1996 mature through December 1998 and December 1997, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1997 and 1996 mature through March 1998 and March 1997, respectively.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because either DWR or Carr acts as the futures commission merchant or the counterparty, with respect to the Partnerships' assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as the futures commission merchants for the Partnership's exchange-traded futures contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts including an amount equal to the net unrealized gains on all open futures contracts, which funds totaled $134,305,522 and $91,312,827 at December 31, 1997 and 1996, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez, has guaranteed Carr's obligations to the Partnership.

For the years ended December 31, 1997 and 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                      1997
                             -----------------------
                               ASSETS    LIABILITIES
                             ----------- -----------
                                  $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures           164,149,000 101,742,000
 Commodity Futures            21,882,000  32,801,000
 Foreign Futures             101,980,000  48,040,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS         116,463,000 112,657,000

                                                         1996
                                                -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              102,149,000  96,292,000
 Commodity Futures                               13,649,000  28,690,000
 Foreign Futures                                116,142,000  42,572,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  113,353,000 134,819,000

5. LEGAL MATTERS

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures and Currency Management Inc., MSDWD (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership (under its original name), certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors (including JWH) to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors (including JWH) on behalf of all purchasers of interests in various limited partnership commodity pools, including the Partnership, sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

DEAN WITTER REYNOLDS INC.

Two World Trade Center

62nd Floor

New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148