Form 10-Q
period 1998-03-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 1998-05-14
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

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


c/o Demeter Management Corporation
Two  World  Trade  Center, 62  Fl.  New  York,  NY          10048
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (212) 392-5454

_________________________________________________________________
_
(Former name, former address, and former fiscal year, if changed since last report)


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

                         March 31, 1998


PART I. FINANCIAL INFORMATION
   Item 1.  Financial Statements

     Statements of Financial Condition
     March 31, 1998 (Unaudited) and December 31, 1997.........2

     Statements of Operations for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)......................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1998 and 1997 (Unaudited).......4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)......................5

     Notes to Financial Statements (Unaudited) ............6-10

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations....................................11-14


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.............................15-16

            Item  6.  Exhibits  and Reports on  Form  8-K........
            .........17




                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS


            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             125,101,456    125,280,410
 Net unrealized gain on open contracts          5,120,674               9,771,078

 Total Trading Equity             130,222,130    135,051,488

Interest receivable (DWR)             437,534        493,617
Due        from       DWR                                  68,371
-

                                  Total Assets   130,728,035       135,545,105


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  858,736        583,707
 Management fee payable               435,470        451,563
 Accrued administrative expenses        87,133        76,076
 Incentive fee payable                -              801,115

 Total Liabilities                  1,381,339      1,912,461

Partners' Capital

 Limited Partners (54,076.872 and
  55,349.245 Units, respectively) 127,099,758    131,363,711
 General Partner (956 Units)       2,246,938       2,268,933

 Total Partners' Capital         129,346,696     133,632,644

 Total Liabilities and Partners' Capital130,728,035   135,545,105


NET ASSET VALUE PER UNIT           2,350.35          2,373.36

        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     4,798,524    4,397,321
    Net change in unrealized     (4,650,404)  (1,000,267)

      Total Trading Results        148,120    3,397,054

 Interest Income (DWR)           1,355,553        917,333
      Total Revenues             1,503,673      4,314,387


EXPENSES

 Brokerage commissions (DWR)     1,341,867      627,392
 Management fee                  1,319,880      899,470
 Transaction fees and costs        106,208       50,392
 Administrative expenses            27,000        9,000
 Incentive fees                    -            409,220

      Total Expenses             2,794,955      1,995,474


NET INCOME (LOSS)                (1,291,282)    2,318,913

NET INCOME (LOSS) ALLOCATION

 Limited Partners                (1,269,287)  2,264,862
 General Partner                    (21,995)     54,051


NET INCOME (LOSS) PER UNIT

 Limited Partners                    (23.01)      56.54
 General Partner                     (23.01)      56.54



        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
 December 31, 1996   40,937.953            $85,273,194           $2,038,949
$87,312,143

Net Income              -                  2,264,862             54,051
2,318,913

Redemptions             (831.162)           (1,824,034)                   -
(1,824,034)

Partners' Capital,
 March 31, 1997        40,106.791          $85,714,022           $2,093,000
$87,807,022




Partners' Capital
   December 31, 1997 56,305.245            $131,363,711          $2,268,933
$133,632,644

Net Loss               -                   (1,269,287)           (21,995)
(1,291,282)

Redemptions           (1,272.373)            (2,994,666)                     -
(2,994,666)

Partners' Capital
  March 31, 1998     55,032.872            $127,099,758          $2,246,938
$129,346,696










         The accompanying footnotes are an integral part of these financial statements.




            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                 For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                  (1,291,282)              2
,318,913
Noncash item included in net income (loss):
      Net  change  in  unrealized       4,650,404               1
,000,267

(Increase) decrease in operating assets:
    Interest receivable (DWR)        56,083              (16,466)
    Due from DWR                     (68,371)            -

Increase (decrease) in operating liabilities:
    Management fee payable           (16,093)            (6,592)
    Accrued administrative expenses  11,057              (562)
      Incentive  fee  payable            (801,115)              (
2,185,716)
    Accrued brokerage commissions (DWR)-                 (58,118)
       Accrued   transaction   fees   and    costs              -
(4,083)


Net    cash   provided   by   operating   activities    2,540,683
1,047,643

CASH FLOWS FROM FINANCING ACTIVITIES

Increase   (decrease)  in  redemptions  payable275,029          (
240,130)
Redemptions   of  units                (2,994,666)              (
1,824,034)

Net  cash  used  for  financing  activities    (2,719,637)      (
2,064,164)


Net   decrease  in  cash                 (178,954)              (
1,016,521)

Balance  at  beginning  of  period    125,280,410               8
7,847,358

Balance  at  end  of  period         125,101,456                8
6,830,837




        The accompanying footnotes are an integral part of these financial statements.

             DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and financial condition of Dean Witter  Portfolio

Strategy Fund L.P. (the "Partnership").  The financial statements and condensed notes herein should be read in conjunction with the

Partnership's December 31, 1997 Annual Report on Form 10-K.



1.  Organization

Dean  Witter Portfolio Strategy Fund L.P., (formerly  named  Dean

Witter  Principal Secured Futures Fund), is a limited partnership organized  to  engage  in the speculative  trading  of  commodity

futures   contracts,  commodity  options  contracts  and  forward

contracts  on foreign currencies.  Demeter Management Corporation

("Demeter"), the Partnership's general partner, has retained John

W.  Henry & Company, Inc. ("JWH"), as the trading manager of  the

Partnership.   The non-clearing commodity broker is  Dean  Witter

Reynolds Inc. ("DWR"), with an unaffiliated broker, Carr Futures,

Inc.  ("Carr"), providing clearing and execution services.   Both

Demeter  and DWR are wholly-owned subsidiaries of Morgan  Stanley

Dean Witter & Co. ("MSDW").



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The  Partnership  trades futures, options contracts  and  forward contracts  in  interest  rates, stock  indices,  commodities  and currencies. Futures and forwards represent contracts for  delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1998  and

December 31, 1997, open contracts were:

                               Contract or Notional Amount
                            March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     49,107,000        231,632,000
   Commitments to Sell        273,733,000         83,000,000
 Commodity Futures:
   Commitments to Purchase     16,784,000         20,890,000
   Commitments to Sell         30,255,000         51,155,000
 Foreign Futures:
   Commitments to Purchase    268,402,000        198,296,000
   Commitments to Sell         77,718,000         85,638,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     68,098,000         78,711,000
   Commitments to Sell        129,743,000        126,515,000

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same date  in  the  future.  These commitments are  economically  off-

setting,  but  are  not offset in the forward  market  until  the settlement date.


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $5,120,674 and

$9,771,078 at March 31, 1998 and December 31, 1997, respectively.



Of  the $5,120,674 net unrealized gain on open contracts at March

31, 1998, $1,983,425 related to exchange-traded futures contracts and  $3,137,249  related to off-exchange-traded forward  currency contracts.



Of  the  $9,771,078  net unrealized gain  on  open  contracts  at

December 31, 1997, $9,025,112 related to exchange-traded  futures contracts  and  $745,966  related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1998 and December 31, 1997 mature through March  1998 and  December  1998,  respectively.  Off-exchange-traded  forward currency

               DEAN WITTER PORTFOLIO STRATEGY FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




contracts  held  at March 31, 1998 and December 31,  1997  mature through June 1998 and March 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with respect  to  most  of  the Partnership's assets.  Exchange-traded futures  contracts  are marked to market on a daily  basis,  with variations in value settled on a daily basis.  DWR and  Carr,  as the  futures  commission merchants for all of  the  Partnership's exchange-traded  futures  contracts,  are  required  pursuant  to regulations of the Commodity Futures Trading Commission  ("CFTC")

to  segregate from their own assets and for the sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures and option contracts including an  amount equal  to  the net unrealized gain on all open futures contracts,

which  funds totaled $127,084,881 and $134,305,522 at  March  31,

1998  and  December 31, 1997, respectively. With respect  to  the

Partnership's off-exchange-traded forward currency contracts,

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized gain  on  open forward contracts be segregated.  With respect  to

those   off-exchange-traded  forward  currency   contracts,   the

Partnership  is  at  risk  to  the  ability  of  Carr,  the  sole counterparty  on all such contracts, to perform.  Carr's  parent,

Credit  Agricole Indosuez, has guaranteed Carr's  obligations  to the Partnership.



For  the  quarter  ended March 31, 1998 and for  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                             March 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
   Financial  Futures                 192,125,000     108,736,000
Commodity Futures                  23,338,000      36,604,000
  Foreign Futures             233,014,000    59,808,000
Off-Exchange-Traded Forward
 Currency Contracts                 156,405,000     212,004,000


                                          December 1997
                                      Assets         Liabilities
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

Partnership's trading.  Since the Partnership's sole  purpose  is to  trade  in commodity futures contracts, forward contracts  and other  commodity  interests, it is expected that the  Partnership will continue to own such liquid assets for margin purposes.



The  Partnership's  investment  in commodity  futures  contracts,

forward  contracts and other commodity interests may be illiquid.

If the price of a futures contract for a particular commodity has increased  or decreased by an amount equal to the "daily  limit",

positions  in  the commodity can neither be taken nor  liquidated unless  traders  are willing to effect trades at  or  within  the limit. Commodity futures prices have occasionally moved the daily limit  for  several consecutive days with little or  no  trading.

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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading  revenues  including  interest  income  were  $1,503,673.

During the first quarter, the Partnership recorded a loss in  Net

Asset  Value per Unit.  The most significant losses were recorded in  the  metals markets as a result of choppy price  movement  in gold  futures  during the quarter, as well as  from  long  silver futures  positions during March, as silver prices reversed  lower after trending higher previously.  In currencies, losses recorded from short positions in the Japanese yen as its value increased versus the U.S. dollar during January and early February more than  offset  gains from short positions in the Swiss  franc  and

German  mark  during March.  In the agricultural markets,  losses were experienced from short corn futures positions during January and March.  Additional losses were recorded in global stock index futures  from  trading Nikkei Index futures  during  January  and

March as Japanese equity prices moved in a choppy pattern as  the

stability  of  the  Japanese economy  remained  in  question.   A

portion  of the Partnership's overall losses was offset by  gains recorded in the energy markets from short positions in crude  oil futures as oil prices moved downward throughout a majority of the quarter  despite a potential conflict in the Persian Gulf  during

February.   In  financial  futures,  gains  recorded  from   long

positions  in German and French interest rate futures  more  than offset  losses  from  trading Japanese  and  U.S.  interest  rate futures  during the quarter.  Total expenses for the period  were

$2,794,955, resulting in a net loss of $1,291,282.  The value  of an individual Unit in the Partnership decreased from $2,373.36 at

December  31,  1997 to $2,350.35 at March 31, 1998.   Partnership

results  of operations for the quarter ended March 31,  1998  are not  comparable to the same period in 1997 due to the significant additional  investments made on August 1, 1997  as  discussed  in

Note  1  to the Partnership's December 31, 1997 Annual Report  on

Form 10-K.



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

Futures  &  Currency  Management Inc.,  MSDW  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

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



                                Dean Witter Portfolio Strategy
                                     Fund L.P. (Registrant)

                                    By:     Demeter    Management
Corporation
                                    (General Partner)

May   11,   1998                    By:   /s/  Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.