Form 10-Q
period 1998-06-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 1998-08-12
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-19046

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No



            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 1998


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

     Statements of Financial Condition
     June 30, 1998 (Unaudited) and December 31, 1997.........2

     Statements of Operations for the Quarters Ended
     June 30, 1998 and 1997 (Unaudited)......................3

     Statements of Operations for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)......................4

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 1998 and 1997
     (Unaudited).............................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)......................6

     Notes to Financial Statements (Unaudited) ...........7-12

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations...................................13-18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................19

Item    6.        Exhibits    and    Reports    on    Form     8-
K....................20







                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)


ASSETS
Equity in Commodity futures trading accounts:
 Cash                            125,728,841     125,280,410
 Net unrealized gain (loss) on open contracts   (3,273,587)             9,771,078

 Total Trading Equity            122,455,254     135,051,488

Interest receivable (DWR)            439,406         493,617
Due from DWR                         128,271                -

                                  Total Assets  123,022,931        135,545,105


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 958,069         583,707
 Management fee payable              409,706         451,563
 Accrued administrative expenses     111,133          76,076
 Incentive fee payable               -                801,115

 Total Liabilities                 1,478,908       1,912,461

Partners' Capital

 Limited Partners (52,601.905 and
       55,349.245 Units, respectively)119,374,482  131,363,711
 General Partner (956 Units)       2,169,541       2,268,933

 Total Partners' Capital         121,544,023     133,632,644

  Total  Liabilities and Partners' Capital    123,022,931     135
,545,105


NET ASSET VALUE PER UNIT            2,269.39         2,373.36

          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                 For the Quarters Ended June 30,

                                       1998           1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     5,564,067   (6,914,124)
    Net change in unrealized     (8,394,261)  2,510,087

      Total Trading Results      (2,830,194) (4,404,037)

 Interest Income (DWR)           1,283,889       852,940
      Total Revenues             (1,546,305) (3,551,097)


EXPENSES

 Brokerage commissions (DWR)     1,520,055      945,317
 Management fees                 1,248,472      826,252
 Transaction fees and costs         99,652       92,032
 Administrative expenses            24,000          9,000

      Total Expenses             2,892,179    1,872,601


NET LOSS                         (4,438,484) (5,423,698)


NET LOSS ALLOCATION

 Limited Partners                (4,361,087) (5,294,213)
 General Partner                    (77,397)   (129,485)


NET LOSS PER UNIT

 Limited Partners                    (80.96)    (135.44)
 General Partner                    (80.96)     (135.44)



          The accompanying notes are an integral part of these financial statements.


            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    10,362,591   (2,516,803)
    Net change in unrealized    (13,044,665)   1,509,819

      Total Trading Results      (2,682,074) (1,006,984)

 Interest Income (DWR)           2,639,442    1,770,273
      Total Revenues                (42,632)     763,289


EXPENSES

 Brokerage commissions (DWR)     2,861,922    1,572,709
 Management fees                 2,568,352    1,725,722
 Transaction fees and costs        205,860      142,423
 Administrative expenses            51,000       18,000
 Incentive fees                   -             409,220

      Total Expenses             5,687,134    3,868,074


NET LOSS                         (5,729,766) (3,104,785)


NET LOSS ALLOCATION

 Limited Partners                (5,630,374) (3,029,351)
 General Partner                   (99,392)     (75,434)


NET LOSS PER UNIT

 Limited Partners                   (103.97)     (78.90)
 General Partner                   (103.97)       (78.90)



          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1996   40,937.953            $85,273,194           $2,038,949
$87,312,143

Net Loss                -                  (3,029,351)           (75,434)
(3,104,785)

Redemptions           (1,786.781)           (3,795,310)                  -
(3,795,310)

Partners' Capital,
 June 30, 1997         39,151.172          $78,448,533           $1,963,515
$80,412,048




Partners' Capital,
 December 31, 1997   56,305.245            $131,363,711          $2,268,933
$133,632,644

Net Loss               -                   (5,630,374)           (99,392)
(5,729,766)

Redemptions           (2,747.340)           (6,358,855)                  -
(6,358,855)

Partners' Capital,
 June 30, 1998       53,557.905            $119,374,482          $2,169,541
$121,544,023








           The accompanying notes are an integral part of these financial statements.



            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                          (5,729,766)
(3,104,785)
Noncash item included in net loss:
      Net  change  in  unrealized      13,044,665               (
1,509,819)

(Increase) decrease in operating assets:
    Interest receivable (DWR)        54,211              37,527
    Due from DWR                    (128,271)            (23,179)

Increase (decrease) in operating liabilities:
    Management fee payable          (41,857)             (31,130)
    Accrued administrative expenses  35,057              (25,496)
      Incentive  fee  payable            (801,115)              (
2,587,891)
    Accrued brokerage commissions (DWR)-                 104,090
       Accrued    transaction   fees   and    costs             -
7,802


  Net cash provided by (used for) operating activities  6,432,924
(7,132,881)

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable    374,362              227,376
   Redemptions  of  units              (6,358,855)              (
3,795,310)

Net  cash  used  for  financing  activities    (5,984,493)      (
3,567,934)


Net  increase  (decrease)  in  cash      448,431                (
10,700,815)

Balance  at  beginning  of  period    125,280,410               8
7,847,358

Balance  at  end  of  period         125,728,841                7
7,146,543



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

Strategy  Fund  L.P.  (formerly, Dean  Witter  Principal  Secured

Futures Fund) (the "Partnership").  The financial statements  and condensed  notes  herein should be read in conjunction  with  the

Partnership's December 31, 1997 Annual Report on Form 10-K.



1.  Organization

Dean  Witter Portfolio Strategy Fund L.P., (formerly, Dean Witter

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

("JWH")  as  the  trading manager of the  Partnership.  The  non-

clearing  commodity broker is Dean Witter Reynolds Inc.  ("DWR"),

with an unaffiliated clearing commodity broker, Carr Futures Inc.

("Carr"),  providing  clearing  and  execution  services.    Both

Demeter  and DWR are wholly-owned subsidiaries of Morgan  Stanley

Dean Witter & Co. ("MSDW").



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The Partnership trades futures, options and forward contracts  in

interest   rates,  stock  indices,  commodities  and  currencies.

Futures and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At June 30, 1998 and December 31,  1997,  open contracts were:


                                  Contract  or  Notional   Amount
June 30, 1998  December 31,1997
                                     $                  $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      326,576,000        231,632,000
   Commitments to Sell           41,012,000         83,000,000
 Commodity Futures:
   Commitments to Purchase        1,745,000         20,890,000
   Commitments to Sell           58,466,000         51,155,000
 Foreign Futures:
   Commitments to Purchase      354,296,000        198,296,000
   Commitments to Sell          190,406,000         85,638,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      162,463,000         78,711,000
   Commitments to Sell          245,686,000        126,515,000

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


The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in Commodity futures trading accounts"  on the  Statements  of Financial Condition and totaled  $(3,273,587)

and   $9,771,078  at  June  30,  1998  and  December  31,   1997,

respectively.



Of the $(3,273,587) net unrealized loss on open contracts at June

30, 1998, $1,128,139 related to exchange-traded futures contracts and  $(4,401,726) related to off-exchange-traded forward currency contracts.



Of  the  $9,771,078  net unrealized gain  on  open  contracts  at

December 31, 1997, $9,025,112 related to exchange-traded  futures contracts  and  $745,966  related to off-exchange-traded  forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1998  and  December 31, 1997 mature through  June  1999  and

December   1998,   respectively.    Off-exchange-traded   forward

currency

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


contracts  held  at June 30, 1998 and December  31,  1997  mature through September 1998 and March 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance. The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures and futures styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily

basis.   Each  of DWR and Carr, as a futures commission  merchant

for  the Partnership's exchange-traded futures and futures styled options  contracts, is required, pursuant to regulations  of  the

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures styled option contracts, including an  amount equal  to the net unrealized gain (loss) on all open futures  and futures  styled options contracts, which funds, in the aggregate,

totaled $126,856,980 and $134,305,522 at June 30, 1998 and

               DEAN WITTER PORTFOLIO STRATEGY FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


December   31,   1997,   respectively.  With   respect   to   the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized

gain  (loss)  on  open  forward contracts  be  segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole counterparty  on all such contracts, to perform.  Carr's  parent,

Credit  Agricole  Indosuez, has guaranteed  to  the  Partnership,

payment of the net liquidating value of the transactions  in  the

Partnership's  account  with  Carr  (including  foreign  currency contracts).



For  the  six months ended June 30, 1998 and for the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                           June 30, 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  182,109,000     129,327,000
  Commodity Futures                   17,263,000      41,214,000
  Foreign Futures                    227,153,000      85,704,000
Off-Exchange-Traded Forward
 Currency Contracts                  167,801,000     221,659,000

               DEAN WITTER PORTFOLIO STRATEGY FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




                                         December 31, 1997
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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.   If  the price of a futures contract for a  particular

commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



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



Capital  Resources - The Partnership does not have, nor  does  it expect  to  have, any capital assets.  Redemptions  of  Units  of

Limited Partnership Interest in the future will affect the amount of  funds  available  for  investment  in  futures  interests  in subsequent periods.  Since they are at the discretion of  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total  trading  losses net of interest income of  $1,546,305  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses  were recorded in the financial  futures  and currency  markets.  Losses were recorded from  long  global  bond futures  positions  as  European  and  Australian  interest  rate futures  prices reversed lower in April. Additional  losses  were

experienced   in  June  from  long  positions  in  Japanese   and

Australian bond futures as prices in these markets suddenly moved lower in response to the coordinated intervention by the U.S. and

Japanese  governments to halt the downward slide of the  Japanese yen.  Long S&P 500 Index futures positions experienced smaller
losses   during  June.   Transactions  in  the  currency  markets

resulted  in losses for the quarter despite strong gains produced in  May from short Japanese yen positions as the value of the yen fell  to a seven and a half year low relative to the U.S. dollar.

Losses  were  recorded from long British pound positions  as  the value  of the pound weakened relative to the U.S. dollar in  May.

Short  British pound positions held in June also produced  losses as its value increased sharply relative to the U.S. dollar during the  third  week  of  the month.  Smaller  currency  losses  were recorded from short Swiss franc and German mark positions as  the value of these currencies increased versus the U.S. dollar during the  first half of the quarter.  Losses were also recorded in the

metals markets from trading gold futures during May and June.   A

portion  of  the  Partnership's overall  losses  for  the  second quarter was offset by gains in the energy markets as short  crude oil  futures positions profited as prices moved lower in May  and

June.   Additional  gains were recorded in the  soft  commodities

markets from short coffee futures positions as coffee prices also declined for a majority of the quarter.  Total expenses  for  the three months ended June 30, 1998 were $2,892,179, resulting in  a net  loss of $4,438,484. The value of an individual Unit  in  the

Partnership  decreased  from  $2,350.35  at  March  31,  1998  to

$2,269.39 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total trading losses net of interest income of $42,632 and posted a  decrease  in  Net Asset Value per Unit.  The most  significant trading losses were recorded in the currency and metals markets.

Long British pound positions resulted in losses during May as the

value  of  the  pound  decreased versus the U.S.  dollar.   Short

British pound positions held during June also resulted in  losses as  the  value  of  the  pound reversed  higher  during  mid-June relative  to  the  U.S. dollar.  Similarly, gold futures  trading during May and mid-June added to losses incurred during the first quarter as a result of choppy price movement.  These losses  more than  offset the gains from short Japanese yen positions  as  the value  of the yen fell to a seven and a half year low versus  the

U.S.  dollar  during May.  Additional losses were experienced  in the financial futures markets from trading U.S. Treasury bond and

Australian  bond  futures, as well as Nikkei  Index  futures,  as prices  in these markets experienced short-term volatility during a  majority  of  the first half of the year.  Profits  from  long

German bond futures positions during the first six months of  the year  were  able to mitigate these losses.  Smaller  losses  were recorded  in  the  agricultural markets  from  trading  corn  and

soybean  oil  futures.   A portion of the  Partnership's  overall

losses  during the first half of the year was offset by gains  in the  energy markets from short crude oil futures positions as oil prices  moved  downward  for a majority  of  the  first  quarter.

Following  a spike higher in late March, oil prices proceeded  to

move  lower  during  most of the second  quarter.   In  the  soft

commodities   markets,  trading  in  cotton  and  cocoa   futures

contributed additional gains.  Total expenses for the six  months ended  June 30, 1998 were $5,687,134, resulting in a net loss  of

$5,729,766. The value of an individual Unit in the Partnership decreased from $2,373.36 at December 31, 1997 to $2,269.39 at

June 30, 1998.

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total  trading  losses net of interest income of $3,551,097,  and

posted  a  decrease  in Net Asset Value per  Unit.   Losses  were

recorded in currencies from short Japanese yen positions  as  the previous  strengthening in the value of the U.S. dollar  relative

to  the  Japanese  yen reversed abruptly during May.   Additional

currency  losses  were recorded from transactions  involving  the

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

Smaller  gains recorded in agricultural futures during  June,  as well as in soft commodities during April and May, also helped  to offset a portion of the quarter's losses. Total expenses for  the three  months  ended June 30, 1997 were $1,872,601, resulting  in net  loss of $5,423,698.  The value of an individual Unit in  the

Partnership  decreased  from  $2,189.33  at  March  31,  1997  to

$2,053.89 at June 30, 1997.

For  the six months ended June 30, 1997, the Partnership recorded total  trading  revenues net of interest income of $763,289,  and after  expenses  posted a decrease in Net Asset Value  per  Unit.

Net trading losses were recorded in the financial futures markets as  Japanese government bond futures prices moved in a  trendless pattern  during the second quarter.  Smaller losses were recorded from  choppy  price  movement in European interest  rate  futures during  March and April.  These losses were partially  offset  by gains  recorded from long positions in Australian  interest  rate futures,  as well as in global stock index futures, as prices  in these  markets trended higher during May and June.  In the energy markets,  losses  were  recorded  as  oil  prices  moved  without consistent direction during most of the first half of  the  year.

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

June,  helped to mitigate overall Partnership losses  during  the first  half of the year.  Smaller gains from trading agricultural futures  during February, March and June also helped to offset  a portion of these losses.  Total expenses for the six months ended

June  30,  1997  were $3,868,074, resulting  in  a  net  loss  of

$3,104,785.   The value of an individual Unit in the  Partnership

decreased  from  $2,132.79 at December 31, 1996 to  $2,053.89  at

June 30, 1997.

                   PART II. OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously filed.  See Form 10-Q for the quarter ended March  31,

1998.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



          Reports on Form 8-K. - No such reports have been filed for the quarter ended June 30, 1998..

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



                                Dean Witter Portfolio Strategy
                                     Fund L.P. (Registrant)

                                    By:     Demeter    Management
Corporation
                                    (General Partner)

August 12, 1998                 By:/s/  Lewis A. Raibley, III
                                         Lewis  A.  Raibley,  III
Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.