Form 10-Q
period 1998-09-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 1998-11-13
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

                       September 30, 1998


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

     Statements of Financial Condition
     September 30, 1998 (Unaudited) and December 31, 1997....2

     Statements of Operations for the Quarters Ended
     September 30, 1998 and 1997 (Unaudited).................3

     Statements of Operations for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited).................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 1998 and 1997
     (Unaudited).............................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited).................6

     Notes to Financial Statements (Unaudited) ...........7-12

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations.......................................13-21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................22

Item    6.        Exhibits    and    Reports    on    Form     8-
K....................22






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                              114,236,426   125,280,410
 Net unrealized gain on open contracts      22,251,369                   9,771,078

 Total Trading Equity             136,487,795    135,051,488

Interest       receivable      (DWR)                      408,788
493,617

                                  Total Assets   136,896,583       135,545,105


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                1,898,304         583,707
 Incentive fee payable               1,767,966       801,115
 Management fee payable               455,931        451,563
 Accrued administrative expenses            117,355       76,076

 Total Liabilities                   4,239,556     1,912,461

Partners' Capital

 Limited Partners (51,164.999 and
  55,349.245 Units, respectively)   131,180,238  131,363,711
 General Partner (576 and 956
  Units, respectively)              1,476,789      2,268,933

 Total Partners' Capital          132,657,027    133,632,644

  Total  Liabilities and Partners' Capital   136,896,583    135,5
45,105


NET ASSET VALUE PER UNIT             2,563.87        2,373.36


          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (6,711,476)   3,664,017
    Net change in unrealized    25,524,956     1,746,864

      Total Trading Results     18,813,480     5,410,881

 Interest Income (DWR)           1,254,217     1,170,468
      Total Revenues            20,067,697     6,581,349


EXPENSES

 Incentive fees                  1,767,966       717,178
 Brokerage commissions (DWR)     1,381,577      1,391,910
 Management fees                 1,280,597     1,144,447
 Transaction fees and costs        100,305       131,438
 Administrative expenses            32,000        11,000
      Total Expenses             4,562,445     3,395,973


NET INCOME                      15,505,252     3,185,376


NET INCOME ALLOCATION

 Limited Partners               15,223,733     3,059,320
 General Partner                   281,519       126,056


NET INCOME PER UNIT

 Limited Partners                   294.48        131.85
 General Partner                    294.48           131.85



          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
    Realized                       3,651,115    1,147,215
    Net change in unrealized      12,480,291    3,256,682

      Total Trading Results       16,131,406    4,403,897

 Interest Income (DWR)             3,893,659    2,940,741

      Total Revenues              20,025,065    7,344,638


EXPENSES

 Brokerage commissions (DWR)       4,243,499    2,964,619
 Management fees                   3,848,949    2,870,169
 Incentive fees                    1,767,966    1,126,398
 Transaction fees and costs          306,165      273,861
 Administrative expenses              83,000       29,000

      Total Expenses              10,249,579    7,264,047

NET INCOME                         9,775,486           80,591

NET INCOME ALLOCATION

 Limited Partners                  9,593,359      29,969
 General Partner                     182,127      50,622


NET INCOME PER UNIT

 Limited Partners                     190.51          52.95
 General Partners                     190.51       52.95




          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1996   40,937.953            $85,273,194           $2,038,949
$87,312,143

Offering of Units    18,765.082            43,031,474            -
43,031,474

Net Income             -                    29,969        50,622      80,591

Redemptions           (2,612.159)             (5,638,144)                -
(5,638,144)

Partners' Capital
 September 30, 1997   57,090.876            $122,696,493          $2,089,571
$124,786,064




 Partners' Capital
 December 31, 1997   56,305.245            $131,363,711          $2,268,933
$133,632,644

Net Income               -                 9,593,359             182,127
9,775,486

Redemptions           (4,564.246)            (9,776,832)            (974,271)
(10,751,103)

Partners' Capital
 September 30, 1998   51,740.999           $131,180,238          $1,476,789
$132,657,027






           The accompanying notes are an integral part of these financial statements.


            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                        9,775,486              80,591
Noncash item included in net income:
      Net  change  in  unrealized      (12,480,291)             (
3,256,682)

(Increase) decrease in operating assets:
      Interest  receivable  (DWR)         84,829                (
135,350)
    Due from DWR                      -                  (26,346)

Increase (decrease) in operating liabilities:
      Incentive  fee  payable            966,851                (
2,587,891)
    Management fee payable            4,368              115,492
    Accrued administrative expenses   41,279             (21,253)
    Accrued brokerage commissions (DWR)  -               135,566
       Accrued    transaction   fees   and    costs             -
12,500

Net  cash  used  for  operating  activities   (1,607,478)       (
5,683,373)

CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  units                   -                      4
3,031,474
   Increase  (decrease)  in  redemptions  payable1,314,597      (
306,826)
      Redemptions      of      units                 (10,751,103)
(5,638,144)


Net  cash  provided  by  (used  for)  financing  activities     (
9,436,506)                                    37,086,504


Net  increase  (decrease)  in  cash   (11,043,984)              3
1,403,131

Balance  at  beginning  of  period    125,280,410               8
7,847,358

Balance  at  end  of  period         114,236,426                1
19,250,489


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

Partnership's December 31, 1997 Annual Report on Form 10-K.



1.  Organization

Dean  Witter Portfolio Strategy Fund L.P., (formerly, Dean Witter

Principal   Secured  Futures  Fund),  is  a  limited  partnership

organized  to  engage  in the speculative  trading  of  commodity futures  contracts,  commodity  options  contracts,  and  forward

contracts   on   foreign   currencies   (collectively,   "futures

interests").   Demeter  Management Corporation  ("Demeter"),  the

general partner, has retained John W. Henry & Company Inc. ("JWH"

or   the  "Trading  Manager")  as  the  trading  manager  of  the

Partnership.  The non-clearing commodity broker  is  Dean  Witter

Reynolds  Inc.  ("DWR"), an affiliate of Demeter.   The  clearing

commodity   broker  is  Carr  Futures  Inc.  ("Carr"),  providing

clearing and execution services.  Both Demeter and DWR are wholly-

owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



futures interest trading accounts to meet margin requirements  as needed. DWR pays interest on these funds based on current 13-week

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

rate  volatility.  At September 30, 1998 and December  31,  1997,

open contracts were:

                              Contract or Notional Amount
                         September 30, 1998  December 31,1997
                                     $                  $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     329,239,000         231,632,000
   Commitments to Sell          11,244,000          83,000,000
 Commodity Futures:
   Commitments to Purchase      20,447,000          20,890,000
   Commitments to Sell          24,597,000          51,155,000
 Foreign Futures:
   Commitments to Purchase     671,242,000         198,296,000
   Commitments to Sell          20,291,000          85,638,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     236,639,000          78,711,000
   Commitments to Sell          65,733,000         126,515,000

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


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the Statements of Financial Condition and totaled $22,251,369 and

$9,771,078  at  September  30,  1998  and  December   31,   1997,

respectively.



Of  the  $22,251,369  net unrealized gain on  open  contracts  at

September   30,  1998,  $19,395,402  related  to  exchange-traded

futures  contracts  and $2,855,967 related to off-exchange-traded forward currency contracts.



Of  the  $9,771,078  net unrealized gain  on  open  contracts  at

December 31, 1997, $9,025,112 related to exchange-traded  futures contracts  and  $745,966  related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1998 and December 31, 1997 mature through September

1999   and   December  1998,  respectively.   Off-exchange-traded

forward

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


currency  contracts held at September 30, 1998 and  December  31,

1997 mature through December 1998 and March 1998, respectively.



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

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures styled option contracts, including an  amount equal  to the net unrealized gain on all open futures and futures styled  options contracts, which funds, in the aggregate, totaled

$133,631,828 and $134,305,522 at September 30, 1998 and December

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


31,  1997,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed  to  the  Partnership payment of the  net  liquidating value of the transactions in the Partnership's account with  Carr

(including foreign currency contracts).



For  the  nine months ended September 30, 1998 and for  the  year ended  December  31,  1997, the average fair value  of  financial instruments held for trading purposes was as follows:

                                         September 30, 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  223,422,000     99,810,000
  Commodity Futures                   15,206,000     41,029,000
  Foreign Futures                    294,460,000    104,405,000
Off-Exchange-Traded Forward
 Currency Contracts                  212,687,000    247,202,000

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established  for  the  Trading

Manager  and are used by the Partnership as margin to  engage  in futures  interest trading.  Such assets are held in  either  non-

interest bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is

to   trade  in  futures  interests,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits."  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price for a particular futures interest has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interests prices have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.



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



Capital  Resources - The Partnership does not have, nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited Partnership Interest will affect the amount of  funds available  for  investment  in futures  interests  in  subsequent

periods.   Since they are at the discretion of Limited  Partners,

it  is  not  possible to estimate the amount and  therefore,  the impact of future redemptions.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including  interest  income  of

$20,067,697 and posted an increase in Net Asset Value  per  Unit.

The  most  significant  gains  were recorded  during  August  and

September,  and to a lesser extent during July, in the  financial futures markets from long positions in German, U.S. and Japanese bond futures as prices in these markets were driven sharply higher  due to a "flight-to-quality" by investors seeking  refuge from  the  recent  volatility in the  global  financial  markets.

Smaller  gains  were  recorded from long  positions  in  British,

Italian  and  Spanish bond futures as prices  in  these  European markets also moved higher as investors sought a "safe haven" amid

the  uncertainty  in  many of the world's economies.   Additional

gains  were recorded in the agricultural markets during July  and

August   from  short  corn  futures  positions  as  grain  prices

increased  due  to  reports of abundant supplies  and  decreasing

demand  from  overseas.   These gains were  partially  offset  by

losses incurred from transactions involving the British pound  as its  value failed to move with consistent direction throughout  a

majority   of   the  quarter.   Smaller  currency   losses   were

experienced from short Japanese yen positions during September as the  value  of the yen strengthened versus the U.S. dollar  as  a

Japanese  finance  official  hinted  that  Japan  was  ready   to

intervene  to support the yen.  Due to this upward  move  in  the yen,  new  long  positions were established, only to  experienced additional  losses later in the month as the Japanese  government

failed  to  unveil any initiatives towards economic  reform.   In

metals,  losses were recorded during September from short  silver futures positions as precious metals prices were driven higher by the weakness in the U.S. dollar.  Smaller losses were recorded in the  soft  commodities  markets during July  and  in  the  energy markets  during September.  Total expenses for the  three  months ended September 30, 1998 were $4,562,445, resulting in net income
of   $15,505,252.   The  value  of  an  individual  Unit  in  the

Partnership  increased  from  $2,269.39  at  June  30,  1998   to

$2,563.87 at September 30, 1998.



For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$20,025,065 and posted an increase in Net Asset Value  per  Unit.

The  most  significant trading gains were recorded in the  global bond  futures  markets  as long positions  in  German,  U.S.  and

Japanese bond futures profited from an upward price trend  during the  third  quarter.  This upward trend was due to a  "flight-to-

quality"  by  investors  seeking a safe  haven  from  the  recent

volatility   plaguing   many  of  the  world's   stock   markets.

Additional profits were recorded from long positions in  Italian,

British and Spanish bond futures as prices in these markets  also

moved  higher.   In the energy markets, gains were recorded  from

short  crude  oil futures positions as oil prices moved  downward for a majority of the first quarter.  Following a spike higher in late  March, oil prices preceded to move lower during the  second quarter  and  early third quarter.  Smaller gains  were  recorded during  July  and August in the agricultural markets  from  short corn  futures positions as prices increased due to rising  supply

and  declining  demand.   These gains were  partially  offset  by

losses   recorded  in  the  currency  markets  from  transactions

involving  the  British pound as its value moved in  a  trendless pattern  relative to the U.S. dollar during the second and  third quarters.  Similarly, gold futures trading during May and mid-

June  added  to losses incurred during the first nine  months  of

1998 as a result of choppy price movement.  Additional losses  in metals  were  recorded  from short silver  futures  positions  as precious  metals prices were pushed higher by a weakness  in  the

U.S. dollar during September.  Total expenses for the nine months ended  September  30,  1998 were $10,249,579,  resulting  in  net income  of  $9,775,486.  The value of an individual Unit  in  the

Partnership  increased from $2,373.36 at  December  31,  1997  to

$2,563.87 at September 30, 1998.


For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September  30,  1997,  the  Partnership recorded  total  trading revenues including  interest  income  of

$6,581,349  and posted an increase in Net Asset Value  per  Unit.

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

July.   Total  expenses for the three months ended September  30,

1997 were $3,395,973, resulting in net income of $3,185,376.  The value  of  an  individual Unit in the Partnership increased  from

$2,053.89 at June 30, 1997 to $2,185.74 at September 30, 1997.



For  the  nine  months ended September 30, 1997, the  Partnership recorded  total  trading revenues including  interest  income  of

$7,344,638  and posted an increase in Net Asset Value  per  Unit.

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

German  mark.  Total expenses for the nine months ended September

30, 1997 were $7,264,047 resulting in net income of $80,591.  The value  of  an  individual Unit in the Partnership increased  from

$2,132.79  at  December 31, 1996 to $2,185.74  at  September  30,

1997.



Year 2000 Problem -  Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem".  The Partnership could  be  adversely affected  if computer systems used by it or any third party  with whom  it has a material relationship do not properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995  and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan  to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology Department. Demeter is coordinating with MSDW in taking steps that both believe are reasonably designed to address the  Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and  clearing organizations through which it trades, Carr, or the

Trading  Manager - could result in a material financial  risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for  their  Year 2000 preparedness and the major foreign  futures exchanges are also expected to be subject to market-wide  testing of  their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Manager,  Demeter  intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Manager.



Finally, MSDW has begun developing various "contingency plans" in the  event  that  the  systems of such third  parties  fail,  and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can be no assurance that the above steps will be sufficient to avoid any adverse impact to the Partnership, whether from failures  in  their own computer systems or those  of  Carr,  the

Trading Manager or any other third party.



Risks  Associated  with the Euro -  On January  1,  1999,  eleven countries  in  the  European  Union  intend  to  establish  fixed conversion  rates  on  their existing  sovereign  currencies  and convert to a common single currency (the "euro").  During a three-

year  transition  period, the existing sovereign currencies  will continue  to exist but only as a fixed denomination of the  euro.

Conversion  to  the  euro will prevent the Trading  Manager  from trading  in  certain currencies and thereby limit its ability  to take  advantage  of  potential market  opportunities  that  might otherwise have existed had separate currencies been available  to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                   PART II. OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously filed.  See Form 10-Q for the quarter ended March  31,

1998.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K. - No reports have been filed for the quarter ended September 30, 1998.

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



                                Dean Witter Portfolio Strategy
                                     Fund L.P. (Registrant)

                                    By:     Demeter    Management
Corporation
                                    (General Partner)

November 13, 1998               By:/s/  Lewis A. Raibley, III
                                         Lewis  A.  Raibley,  III
Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.