Form 10-K405
period 1998-12-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 1999-04-06
CIK 867495

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON APRIL 1, 1999
               PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required] For the year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For   the   transition   period   from ________________to___________________
Commission File Number 0-19046



                    DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
--------------------------------------------------------------------------------
  (Exact name of registrant as specified in its Limited Partnership Agreement)

          DELAWARE                                          13-3589337
--------------------------                              ----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

c/o Demeter Management Corporation
Two World Trade Center, - 62nd Flr., New York, N.Y.         10048
---------------------------------------------------     ----------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (212) 392-5454
                                                        ----------------
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                     on which registered

              None                                            None
---------------------------------                       ----------------
Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $127,111,510.22 at January 31, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                  (See Page 1)

                    DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                       -----------------------------------
                                DECEMBER 31, 1998
                                -----------------

                                                                      Page No.
                                                                      --------

DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . .       ..   1
-----------------------------------

Part I .
-------

     Item      1. Business. . . . . . . . . . . . . . . . . . . . . . .      2-4

     Item      2. Properties. . . . . . . . . . . . . . . . . . . . . .        4

     Item      3. Legal Proceedings. . . . . . . . . . . . . . . . . . .     4-6

     Item      4. Submission of Matters to a Vote of Security Holders .        6

Part II.
-------

     Item      5. Market for the Registrant's  Partnership
                  Units and Related Security Holder Matters . . . . . . .      7

     Item      6. Selected Financial Data . . . . . . . . . . . . . . .        8

     Item      7.  Management's  Discussion  and Analysis of Financial
                   Condition and Results of Operations. . . . . . . . .     9-18

     Item      7A. Quantitative and Qualitative  Disclosures About
                   Market Risk . . . . . . . . . . . . . . . . . . . . .   18-31

     Item      8.  Financial Statements and Supplementary Data. . . . .       31

     Item      9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure. . . . . . . . .       31
Part III.
---------

     Item     10.  Directors and Executive Officers of the Registrant .    32-36

     Item     11.  Executive Compensation . . . . . . . . . . . . . . .       36

     Item     12.  Security Ownership of Certain Beneficial Owners
                   and Management . . . . . . . . . . . . . . . . . . .       36

     Item     13.  Certain Relationships and Related Transactions . . .       37

Part IV.
--------

     Item     14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K . . . . . . . . . . . . . . .          38

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                         Part of Form 10-K
         ----------------------                         -----------------

       Partnership's Prospectus dated May
       12, 1997                                                  I

       Annual Report to Dean Witter Portfolio
       Strategy Fund L.P. Limited Partners
       for the year ended December 31, 1998               II, III and IV

                                     PART I
ITEM 1.  BUSINESS
     (a) General Development of Business. Dean Witter Portfolio Strategy Fund L.P. (formerly, Dean Witter Principal Secured Futures Fund L.P.) (the "Partnership") is a Delaware limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts, and forward contracts on foreign currencies (collectively, "futures interests"). The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR") and an unaffiliated clearing commodity broker, Carr Futures Inc. ("Carr"), provides clearing and execution services. Both Demeter and DWR are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW"). John W. Henry & Company, Inc. (the "Trading Advisor") is the trading advisor to the Partnership.

     The Partnership's Net Asset Value per Unit, as of December 31, 1998, was $2,597.84, representing an increase of 9.46 percent from the Net Asset Value per Unit of $2,373.36 at December 31, 1997. For a more detailed description of the Partnership's business see subparagraph (c).

     (b) Financial Information about Industry Segments. For financial information reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures interests. The relevant financial information is presented in Items 6 and 8.

     (c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures interests, pursuant to trading instructions provided by its Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's Prospectus, dated May 12, 1997, (the "Prospectus"), incorporated by reference in this Form 10-K, set forth below:


     Facets of Business
     ------------------

     1.  Summary                               1.    "Summary of the Prospectus"
                                                     (Pages 1-12 of the
                                                      Prospectus).

     2.  Futures, Options and                  2.    "Futures, Options, and
         Forward Markets                             Forward Markets" (Pages
                                                     48-52 of the Prospectus).

     3.  Partnership's Commodity               3.    "Investment Programs,
         Trading Arrangements and                    Use of Proceeds, and
         Policies                                    Trading Policies (Page
                                                     66   of   the
                                                     Prospectus)
                                                     "The  Trading Advisor
                                                     (Pages  55-74
                                                     of the Prospectus.

     4.  Management of the                     4.    "The Management Agreement"
         Partnership                                 (Pages 76-77 of the
                                                      Prospectus). "The
                                                      General Partner" (Pages
                                                      45-47 of the Prospectus),
                                                      "The Commodity Brokers"
                                                      (Page 75 of the
                                                      Prospectus) and "The
                                                      Limited Partnership
                                                      Agreements" Pages 79-82
                                                      of the Prospectus).

     5.  Taxation of the Partner-              5.    "Material Federal Income
           ship's Limited Partners                   Tax   Considerations" and
                                                     "State and Local Income Tax
                                                     Aspects" (Pages  88-96
                                                     of the Prospectus).



     (d) Financial Information About Foreign and Domestic Operations and
         ---------------------------------------------------------------
         Export Sales.
         ------------
     The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades in futures interests on foreign exchanges.

ITEM 2.   PROPERTIES

     The executive and administrative offices are located within the offices of DWR. The DWR offices utilized by the Partnership are located at Two World Trade Center, 62nd Floor, New York, NY 10048.

ITEM 3.   LEGAL PROCEEDINGS

     On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc. ("DWFCM"), MSDW (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools, including the Partnership, sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants have filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

     There is no established public trading market for the Units of Limited Partnership Interest ("Units") in the Partnership. The number of holders of Units at December 31, 1998 was approximately 7,398. No distributions have been made by the Partnership since it commenced trading operations on February 1, 1991. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. No determination has yet been made as to future distributions.

ITEM 6.  SELECTED FINANCIAL DATA (IN DOLLARS)





                                           For the Years Ended December 31,
                        --------------------------------------------------------------------
                              1998           1997        1996         1995          1994
                             ------         ------      ------       ------        ------

Total Revenues
(including interest)       24,626,159    21,459,210   28,663,110   26,524,038    3,634,209


Net Income (Loss)          11,471,105    10,733,401   18,393,949   18,457,838   (4,221,635)


Net Income (Loss)
Per Unit (Limited
& General Partners)            224.48        240.57       433.35       343.86       (77.55)


Total Assets              133,033,164   135,545,105   91,201,711   82,278,215   78,252,862


Total Limited Partners'
Capital                   129,638,096   131,363,711   85,273,194   78,914,381   75,121,362


Net Asset Value Per
Unit of Limited
Partnership Interest         2,597.84      2,373.36     2,132.79     1,699.44     1,355.58


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity - Assets of the Partnership are deposited with DWR as non-clearing broker and Carr as clearing broker in separate futures interest trading accounts. Such assets are held in either non-interest bearing bank accounts or in securities approved by the Commodity Futures Trading Commission ("CFTC") for investment of customer funds. The Partnership's assets held by DWR and Carr may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

     There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or from promptly liquidating unfavorable positions, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

     Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Future redemptions of additional Units will affect the amount of funds available for investment in futures interests in subsequent periods. Since they are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

     Results of Operations. As of December 31, 1998, the Partnership's total capital was $131,134,452, a decrease of $2,498,192 from the Partnership's total capital of $133,632,644 at December 31, 1997. For the year ended December 31, 1998, the Partnership generated net income of $11,471,105, and total redemptions aggregated $13,969,297.

     For the year ended December 31, 1998, the Partnership's total trading revenues, including interest income, were $24,626,159. The

Partnership's total expenses for the year were $13,155,054, resulting in net income of $11,471,105. The value of an individual unit in the Partnership increased from $2,373.36 at December 31, 1997 to $2,597.84 at December 31, 1998.

     As of December 31, 1997, the Partnership's total capital was $133,632,644, an increase of $46,320,501 from the Partnership's total capital of $87,312,143, at December 31, 1996. For the year ended December 31, 1997, the Partnership generated net income of $10,733,401, total subscriptions aggregated $43,029,509 and total redemptions aggregated $7,442,409.

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

     The Partnership's overall performance record represents varied results of trading in different futures interests markets. For a further description of 1998 trading results, refer to the letter to the Limited Partners in the accompanying Annual Report to Limited Partners for the year ended December 31, 1998, incorporated by reference in this Form 10-K. The Partnership's gains and losses are allocated among its partners for income tax purposes.

     Credit Risk. In entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on the contract will not be able to meet its obligations to the Partnership. The ultimate counterparty of the Partnership for futures contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, and, as such, should significantly reduce this credit risk. For example, a clearinghouse may cover a default by

(i) drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or
(ii) assessing its members.

     In cases where the Partnership trades on a foreign exchange where the clearinghouse is not funded or guaranteed by the membership or where the exchange is a "principals' market" in which performance is the responsibility of the exchange member and not the exchange or a clearinghouse, or when the Partnership enters into off-exchange-traded contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse, the exchange member or the off-exchange-traded contract counterparty, as the case may be. There can be no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and the Partnership is not indemnified against a default by such parties from Demeter, MSDW or DWR.

     Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange, clearinghouse or other exchange member default on trades effected for the broker's customers. Any such obligation on the part of the broker appears even less clear where the default occurs in a non-US jurisdiction.

     Demeter deals with the credit risks of all partnerships for which it serves as general partner in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis, calculating not only the amount of margin required for it but also the amount of its unrealized gains at each exchange, if any. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions, but do not break that net figure down, exchange by exchange. Demeter, however, has installed a system which permits it to monitor the Partnership's potential margin liability, exchange by exchange. Demeter is then able to monitor the Partnership's potential net credit exposure to each exchange by adding the unrealized trading gains on that exchange, if any, to the Partnership's margin liability thereon.

     Second, the Partnership's trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require, in addition, a certain minimum amount of diversification in the Partnership's trading, usually over several different products. One of the aims of such trading policies has been to reduce the credit exposure of the Partnership to a single exchange and, historically, the Partnership's exposure has typically amounted to only a small percentage of its total net assets. On those relatively few occasions where the partnership's credit exposure may climb above that level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate.

     Third, Demeter has secured, with respect to Carr acting as the clearing broker for the Partnership, a guarantee by Credit Agricole Indosuez, Carr's parent, of the payment of the "net liquidating value" of the transactions (futures and forward contracts) in the Partnership's account.

     With respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with DWR, have determined to be creditworthy. At the date of this filing, the Partnership deals only with Carr as its counterparty on forward contracts. The guarantee by Carr's parent, discussed above, covers these forward contracts.

     See "Financial Instruments" under Notes to Financial Statements in the Partnership's Annual Report to Limited Partners for the year ended December 31, 1998, incorporated by reference in this Form 10-K.

     Year 2000 Problem. Commodity pools, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. Many computer systems in use today cannot recognize the computer code for the year 2000, but revert to 1900 or some other date. This is commonly known as the "Year 2000 Problem". The Partnership could be adversely affected if computer systems used by it or any third party with whom it has a material relationship do not properly process and calculate date-related information and data concerning dates on or after January 1, 2000. Such a failure could adversely affect the handling or determination of futures trades and prices and other services.

     MSDW began its planning for the Year 2000 Problem in 1995, and currently has several hundred employees working on the matter. It has developed its own Year 2000 compliance plan to deal with the problem and had the plan approved by the company's executive management, Board of Directors and Information Technology Department. Demeter is coordinat-ing with MSDW to address the Year 2000 Problem with respect to Demeter's computer systems that affect the Partnership. This includes hardware and software upgrades, systems consulting and computer maintenance.

     Beyond the challenge facing internal computer systems, the systems failure of any of the third parties with whom the Partnership has a material relationship - the futures exchanges and clearing organizations through which it trades, Carr, or the Trading Advisor - could result in a material financial risk to the Partnership. All U.S. futures exchanges are subject to monitoring by the CFTC of their Year 2000 preparedness and the major foreign futures exchanges are also expected to be subject to market-wide testing of their Year 2000 compliance during 1999. Demeter intends to monitor the progress of Carr and the Trading Advisor throughout 1999 in their Year 2000 compliance and, where applicable, to test its external interface with Carr and the Trading Advisor.

     A worst case scenario would be one in which trading of contracts on behalf of the Partnership becomes impossible as a result of the Year 2000 Problem encountered by any third parties. A less catastrophic but more likely scenario would be one in which trading opportunities diminish as a result of technical problems resulting in illiquidity and fewer opportunities to make profitable trades. MSDW has begun developing various "contingency plans" in the event that the systems of such third parties fail. Demeter intends to consult closely with MSDW in implementing those plans. Despite the best efforts of both Demeter and MSDW, however, it is possible that these steps will not be sufficient to avoid any adverse impact to the Partnership.

     Risks Associated With the Euro. On January 1, 1999, eleven countries in the European Union established fixed conversion rates on their existing sovereign currencies and converted to a common single currency (the "euro"). During a three-year transition period, the sovereign currencies will continue to exist but only as a fixed denomination of the euro. Conversion to the euro prevents the Trading Advisor from trading in certain currencies and thereby limit its ability to take advantage of potential market opportunities that might otherwise have existed had separate currencies been available to trade. This could adversely affect the performance results of the Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction

The Partnership is a commodity pool engaged primarily in the speculative trading of futures interests. The market sensitive instruments held by the Partnership are acquired solely for speculative trading purposes and, as a result, all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's primary business activities.

The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification effects among the Partnership's existing open positions, the volatility present within the market(s) and the liquidity of the market(s). At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt at quantifying the Partnership's market risk must be qualified by the inherent uncertainty of its speculative trading, which may cause future losses and volatility (i.e. "risk of ruin") far in excess of the Partnership's experience to date and/or any reasonable expectation premised upon historical changes in the fair value of its market sensitive instruments.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and the Partnership's cash flow, as profits and losses on open positions of exchange traded-futures interests are settled daily through variation margin.

The Partnership's risk exposure in the various market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model employed by the Partnership incorporates numerous variables that could impact the fair value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based on historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in trading portfolio value. The VaR model generally takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, as well as correlation that exists among these variables. The hypothetical changes in portfolio value are based on daily observed percentage changes in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. In the case of the Partnership's VaR, the historical observation period is approximately four years. The Partnership's one-day 99% VaR corresponds to the negative change in portfolio value that, based on observed market risk factor moves, would have been exceeded once in 100 trading days.

VaR models such as the Partnership's are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. It must also be noted that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total Net Assets by market category as of December 31, 1998. As of December 31, 1998, the Partnership's total capitalization was approximately $131 million.

     Primary Market                         December 31, 1998
     Risk Category                            Value at Risk
     -------------                            -------------

     Interest Rate                                (1.95)%
     Currency                                     (1.16)
     Equity                                       (0.34)
     Commodity                                    (0.60)
     Aggregate Value at Risk                      (2.27)%

Aggregate value at risk represents the aggregate VaR of the Partnership's open positions and not the sum of the VaR of the individual categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at December 31, 1998 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. As the Partnership's sole business is the speculative trading of primarily futures interests, the composition of its portfolio of open positions can change significantly over any given time period or even within a single trading day. Such changes in open positions could materially impact market risk as measured by VaR either positively or negatively.

The table below supplements the year end VaR by presenting the Partnership's high, low and average VaR for the four quarterly reporting periods from January 1, 1998 through December 31, 1998.

Primary Market Risk Category        High        Low       Average
----------------------------        ----        ---       -------
Interest Rate                      (2.24)%     (0.94)%    (1.83)%
Currency                           (2.00)      (1.16)     (1.69)
Equity                             (0.39)      (0.33)     (0.35)
Commodity                          (0.83)      (0.60)     (0.67)
Aggregate Value at Risk            (3.12)%     (2.24)%    (2.57)%


Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements, as such margin requirements generally range between 2% and 15% of contract face value. Additionally, due to the use of leverage, the face value of the market sector instruments held by the Partnership is typically many times the total capitalization of the Partnership. The financial magnitude of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investment vehicles. Due to the relative size of the positions held, certain market conditions may cause the Partnership to incur losses greatly in excess of VaR within a short period of time. The foregoing VaR tables, as well as the past performance of the Partnership, gives no indication of such "risk of ruin".

     In addition, VaR risk measures should be interpreted in light of the methodology's limitations, which include the following: past changes in market risk factors will not always yield accurate predictions of the distributions and correlations of future market movements; changes in portfolio value in response to market movements may differ from the responses implicit in a VaR model; published VaR results reflect past trading positions while future risk depends on future positions; VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The foregoing VaR tables present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 1998 and for the end of quarter periods during calendar 1998. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage and monitor risk and there can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than 1 in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, such balances, as well as any market risk they may represent, are immaterial. The Partnership also maintains a substantial portion (approximately 89%) of its available assets in cash at DWR. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

     The following were the primary trading risk exposures of the Partnership as of December 31, 1998, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

     Interest Rate. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium-to-long term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium-to-long term rates to remain steady.

     Currency. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership's major exposures have typically been in the dollar/yen, dollar/mark and dollar/pound positions. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Trading Advisor's currency trading strategies.

     Equity. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 1998, the Partnership's primary exposures were in the S&P 500, Nikkei (Japan), and ASE (Australia) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses).

     Commodity.

     Metals. The Partnership's primary metals market exposure is to fluctuations in the price of gold and silver. Although the Trading Advisor will from time to time trade base metals such as copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The Trading Advisor's gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last the last 10-15 years. However, silver prices have remained volatile over this period, and the Trading Advisor has from time to time taken substantial positions as perceived market opportunities develop. Demeter anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

Soft  Commodities.

     One of the Partnership's primary commodities exposure is to fluctuations in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, coffee, cotton, and sugar accounted for the substantial bulk of the Partnership's commodities exposure as of December 31, 1998. The Partnership has had market exposure to live cattle.

Energy.

     The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although the Trading Advisor trades natural gas to a limited extent, oil is by far the dominant energy market exposure of the Partnership. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure The following was the only non-trading risk exposure of the Partnership as of December 31, 1998:

Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds, French francs and euros. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars at varying intervals, depending upon such factors as size, volatility, etc.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The means by which the Partnership and the Trading Advisor, severally, attempt to manage the risk of the Partnership's open positions are essentially the same in all market categories traded. Demeter attempts to manage the Partnership's market exposure by (i) diversifying the Partnership's assets among different market sectors and trading approaches, and (ii), monitoring the performance of the Trading Advisor on a daily basis. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this Item appears in the Annual Report to Limited Partners for the year ended December 31, 1998 and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership. The Partnership is managed by Demeter.

     Directors and Officers of the General Partner

     The directors and officers of Demeter are as follows:

     Mark J. Hawley, age 55, is Chairman of the Board and a Director of Demeter. Mr. Hawley is also Chairman of the Board and a Director of DWFCM. Mr. Hawley previously served as President of Demeter throughout 1998. Mr. Hawley joined DWR in February 1989 as Senior Vice President and is currently the Executive Vice President and Director of DWR's Product Management for Individual Asset Management. In this capacity, Mr. Hawley is responsible for directing the activities of the firm's Managed Futures, Insurance, and Unit Investment Trust Business. From 1978 to 1989, Mr. Hawley was a member of the senior management team at Heinold Asset Management, Inc., a CPO, and was responsible for a variety of projects in public futures funds. From 1972 to 1978, Mr. Hawley was a Vice President in charge of institutional block trading for the Mid-West at Kuhn Loeb & Company.

     Joseph G. Siniscalchi, age 53, is a Director of Demeter. Mr. Siniscalchi joined DWR in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for DWR's Securities Division through 1997. He is currently Executive Vice President and Director of the Operations Division of DWR. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

     Edward C. Oelsner, III, age 56, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Dean Witter InterCapital Inc., an affiliate of DWR. Mr. Oelsner joined DWR in 1981 as a Managing Director in DWR's Investment Banking Department specializing in coverage of regulated industries and, subsequently, served as head of the DWR Retail Products Group. Prior to joining DWR, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received his M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

     Robert E. Murray, age 38, is President and a Director of Demeter. Mr. Murray is also President and a Director of DWFCM. Effective as of the close of business on December 31, 1998, Mr. Murray replaced Mr. Hawley as President of Demeter. Mr. Murray is also a Senior Vice President of DWR's Managed Futures Department and is the Senior Administrative Officer of DWFCM. Mr. Murray began his career at DWR in 1984 and is currently the Director of the Managed Futures Department. In this capacity, Mr. Murray is responsible for overseeing all aspects of the firm's Managed Futures Department. Mr. Murray currently serves as a Director of the Managed Funds Association, an industry association for investment professionals in futures, hedge funds and other alternative investments. Mr. Murray graduated from Geneseo State University in May 1983 with a B.A. degree in Finance.

     Lewis A. Raibley, III, age 36, is Vice President, Chief Financial Officer and a Director of Demeter. Effective as of the close of business on December 31, 1998, Mr. Raibley was elected to Demeter's Board of Directors. Mr. Raibley is currently Senior Vice President and Controller in the Individual Asset Management Group of MSDW. From July 1997 to May 1998, Mr. Raibley served as Senior Vice President and Director in the Internal Reporting Department of MSDW and prior to that, from 1992 to 1997, he served as Senior Vice President and Director in the Financial Reporting and Policy Division of Dean Witter Discover & Co. He has been with MSDW and its affiliates since June 1986.

     Mitchell M. Merin, age 45, became a Director of Demeter on March 17, 1999. Mr. Merin was appointed the Chief Operating Officer of Asset Management for MSDW in December 1998 and the President and Chief Executive Officer of Morgan Stanley Dean Witter Advisors in February 1998. He has been an Executive Vice President of DWR since 1990, during which time he has been director of DWR's Taxable Fixed Income and Futures divisions, managing director in Corporate Finance and corporate treasurer. Mr. Merin received his Bachelor's degree from Trinity College in Connecticut and his M.B.A. degree in finance and accounting from the Kellogg Graduate School of Management of Northwestern University in 1977.

     Richard A. Beech, age 47, became a Director of Demeter on March 17, 1999. Mr. Beech has been associated with the futures industry for over 23 years. He has been at DWR since August 1984 where he is presently Senior Vice President and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining DWR, Mr. Beech also had worked at two investment banking firms in Operations, Research, Managed Futures and Sales Management.

     Ray Harris, age 42, became a Director of Demeter on March 17, 1999. Mr. Harris is currently Senior Vice President, Planning and Administration for Morgan Stanley Dean Witter Asset Management and has worked at DWR or its affiliates since July 1982, serving in both financial and administrative capacities. From August 1994 to January 1999, he worked in two separate DWR affiliates, Discover Financial Services and Novus Financial Corp., culminating as Senior Vice President. Mr. Harris received his B.A. degree from Boston College and his M.B.A. in finance from the University of Chicago.

     Richard M. DeMartini, age 46, previously served as the Chairman of the Board and as a Director of Demeter throughout 1998. Effective as of the close of business on December 31, 1998, Mr. DeMartini resigned as the Chairman of the Board and as a Director of Demeter due to changes in his responsibilities within MSDW.

     Lawrence Volpe, age 51, served as a Director to Demeter throughout 1998. Effective as of the close of business on December 31, 1998, Mr. Volpe resigned as a Director of Demeter.

     Patti L. Behnke, age 38, served as Vice President and Chief Financial Officer of Demeter through May 1998. Effective June 1, 1998, Ms. Behnke resigned as Vice President and Chief Financial Officer of Demeter in order to take on new responsibilities as Operations Officer - Controllers Division for MSDW, and was replaced by Mr. Raibley.

ITEM 11.  EXECUTIVE COMPENSATION
     The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT
     (a) Security Ownership of Certain Beneficial Owners - As of December 31, 1998, there were no persons known to be beneficial owners of more than 5 percent of the Units.

     (b) Security Ownership of Management - At December 31, 1998, Demeter owned 576 Units of General Partnership Interest representing a 1.14 percent interest in the Partnership.

     (c) Changes in Control - None



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 1998, incorporated by reference in this Form 10-K. In its capacity as the Partnership's retail commodity broker, DWR received commodity brokerage commissions (paid and accrued by the Partnership) of $5,432,337 for the year ended December 31, 1998.

                                                      PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       1. Listing of Financial Statements

     The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 1998, are incorporated by reference in this Form 10-K:

     - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1998, 1997 and 1996.

     -    Statements of Financial Condition as of December 31, 1998 and 1997.

     - Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1998, 1997 and 1996.

     -    Notes to Financial Statements.

     With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 1998, is not deemed to be filed with this report.

     2. Listing of Financial Statement Schedules
     No financial statement schedules are required to be filed with this report.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.

(c)      Exhibits
         Refer to Exhibit Index on Page E-1.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                                             (Registrant)

                                        BY: Demeter Management Corporation,
                                             General Partner

March 29, 1999                          BY:  /s/ Robert  E.  Murray
                                             -----------------------------------
                                                 Robert  E. Murray, Director and
                                                 President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Robert E. Murray                                     March 29, 1999
    ---------------------------------------
            Robert E. Murray, Director and
              President

    /s/ Mark J. Hawley                                        March 29, 1999
    ----------------------------------------
        Mark J. Hawley, Director
          and Chairman of the Board

    /s/ Joseph G. Siniscalchi                                 March 29, 1999
    ----------------------------------------
        Joseph G. Siniscalchi, Director

    /s/ Edward C. Oelsner III                                 March 29, 1999
    ----------------------------------------
        Edward C. Oelsner III, Director

    /s/ Mitchell M. Merin                                     March 29, 1999
    ----------------------------------------
        Mitchell M. Merin, Director


    /s/ Richard A. Beech                                      March 29, 1999
    ----------------------------------------
        Richard A. Beech, Director

    /s/ Ray Harris                                            March 29, 1999
    ----------------------------------------
        Ray Harris, Director

    /s/ Lewis A. Raibley, III                                 March 29, 1999
    -----------------------------------------
        Lewis A. Raibley, III, Director, Chief
            Financial Officer and Principal
            Accounting Officer

                                 EXHIBIT INDEX
                                 -------------



   ITEM                                          METHOD OF FILING
   ----                                          ----------------


-3.  Limited Partnership Agreement of
     the Partnership, dated as of
     August 28, 1990.                                    (1)

-10. Form of Amended and Restated
     Management Agreement among the
     Partnership, Demeter and JWH,
     dated as of May 12, 1997.                           (2)

-10. Form of Amended and Restated
     Customer Agreement Between the
     Partnership and DWR Inc.,
     dated as of September 1, 1996.                      (2)

-13. Annual Report to Limited Partners
     for the year ended December 31, 1998.               (3)



(1) Incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No. 33-36656).

(2) Incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File No. 333-24109).

(3)  Filed herewith.