Form 10-Q
period 1999-03-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 1999-05-14
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

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

                         March 31, 1999


PART I. FINANCIAL INFORMATION
   Item 1.  Financial Statements

     Statements of Financial Condition
     March 31, 1999 (Unaudited) and December 31, 1998.........2

     Statements of Operations for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)......................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1999 and 1998 (Unaudited).......4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)......................5

     Notes to Financial Statements (Unaudited) ............6-10

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations....................................11-17

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk . . . . . . . . . . . . . . 18-29

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.............................   30

            Item  6.  Exhibits  and Reports on  Form  8-K........
            .........30






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              122,498,124    119,724,918
 Net unrealized gain on open contracts          5,243,365          12,941,546

 Total Trading Equity              127,741,489    132,666,464

Interest receivable (DWR)              369,926        366,700


                                  Total Assets    128,111,415     133,033,164


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 1,483,965      1,065,454
 Management fee payable                426,750        443,168
 Accrued administrative expenses        86,390         85,003
 Incentive fee payable                 -             305,087

 Total Liabilities                   1,997,105      1,898,712

Partners' Capital

 Limited Partners (48,387.820 and
  49,902.250 Units, respectively)  124,630,728   129,638,096
 General Partner (576 Units)         1,483,582      1,496,356

 Total Partners' Capital           126,114,310   131,134,452

  Total  Liabilities and Partners' Capital   128,111,415    133,0
33,164


NET ASSET VALUE PER UNIT              2,575.66         2,597.84

          The accompanying notes are an integral part of these financial statements.


            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     8,418,966    4,798,524
    Net change in unrealized     (7,698,181)   (4,650,404)
      Total Trading Results               720,785        148,120
 Interest Income (DWR)           1,081,017      1,355,553
      Total Revenues             1,801,802     1,503,673

EXPENSES

   Brokerage   commissions   (DWR)       1,508,339      1,341,867
Management    fees                     1,288,183        1,319,880
Transaction   fees   and   costs           110,893        106,208
Administrative expenses             26,000          27,000
      Total Expenses             2,933,415     2,794,955

NET LOSS                         (1,131,613)   (1,291,282)

NET LOSS ALLOCATION

   Limited   Partners                  (1,118,839)    (1,269,287)
General Partner                     (12,774)     (21,995)

NET LOSS PER UNIT

   Limited   Partners                      (22.18)        (23.01)
General Partner                      (22.18)      (23.01)

          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
   December 31, 1997 56,305.245            $131,363,711          $2,268,933
$133,632,644

Net Loss               -                   (1,269,287)           (21,995)
(1,291,282)

Redemptions           (1,272.373)            (2,994,666)                     -
(2,994,666)

Partners' Capital
  March 31, 1998     55,032.872            $127,099,758          $2,246,938
$129,346,696



Partners' Capital
   December 31, 1998   50,478.250          $129,638,096          $1,496,356
$131,134,452

Net Loss               -                   (1,118,839)           (12,774)
(1,131,613)

Redemptions           (1,514.430)            (3,888,529)                  -
(3,888,529)

Partners' Capital
  March 31, 1999     48,963.820            $124,630,728          $1,483,582
$126,114,310






           The accompanying notes are an integral part of these financial statements.



            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                 For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                          (1,131,613)
(1,291,282)
Noncash item included in net loss:
      Net  change  in  unrealized       7,698,181               4
,650,404
(Increase) decrease in operating assets:
     Interest receivable (DWR)         (3,226)             56,083
Due from DWR                           -                 (68,371)
Increase (decrease) in operating liabilities:
    Management fee payable           (16,418)            (16,093)
Accrued  administrative expenses       1,387               11,057
Incentive        fee       payable                      (305,087)
(801,115)
Net    cash   provided   by   operating   activities    6,243,224
2,540,683

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable     418,511              275,029
Redemptions        of       units                     (3,888,529)
(2,994,666)
Net    cash   used   for   financing   activities     (3,470,018)
(2,719,637)
Net  increase  (decrease)  in  cash    2,773,206                (
178,954)

Balance      at      beginning     of     period      119,724,918
125,280,410
Balance      at      end     of     period            122,498,124
125,101,456




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

Partnership's December 31, 1998 Annual Report on Form 10-K.

1.  Organization

Dean Witter Portfolio Strategy Fund L.P. is a limited partnership organized  to  engage  primarily in the  speculative  trading  of futures and forward contracts, on physical commodities and  other

commodity  interests  (collectively, "futures  interests").   The

general   partner  for  the  Partnership  is  Demeter  Management

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

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on a prevailing  rate  on

U.S.   Treasury  bills.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The Partnership trades primarily futures and forward contracts on physical commodities and other commodity interests.  Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133 supersedes SFAS No. 119 and No. 105, which required the

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $5,243,365 and

$12,941,546   at   March  31,  1999  and   December   31,   1998,

respectively.

Of  the $5,243,365 net unrealized gain on open contracts at March

31,  1999 $4,320,541 related to exchange-traded futures contracts and  $922,824  related  to off-exchange-traded  forward  currency contracts.



Of  the  $12,941,546  net unrealized gain on  open  contracts  at

December 31, 1998, $13,874,856 related to exchange-traded futures contracts  and $(933,310) related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1999 and December 31, 1998 mature through March  2000 and  December  1999,  respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at March 31, 1999  and

December

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


31, 1998 mature through June 1999 and March 1999, respectively.



The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets.  Exchange-traded  futures  contracts   are

marked  to  market  on  a daily basis, with variations  in  value settled  on  a  daily basis. Each of DWR and Carr, as  a  futures commission  merchant for all of the Partnership's exchange-traded futures contracts, are required, pursuant to regulations  of  the

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the aggregate, totaled $126,818,665 and $133,599,774 at March 31,

1999 and December 31, 1998, respectively.


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


Capital  Resources - The Partnership does not have, nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited  Partnership  Interest ("Unit(s)")  will  affect  the amount of funds available for investment in futures interests  in subsequent periods.  Since they are at the discretion of  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter  ended March 31, 1999 the Partnership  recorded trading  revenues  including interest income  of  $1,801,802  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses  were recorded in the  global  interest  rate

futures  markets.   During  January  and  February,  losses  were

recorded  from  short Japanese bond futures positions  as  prices increased sharply due to an announcement by the Japanese Ministry of  Finance that they would resume outright purchases of JGBs and on  growing  speculation that the Bank of  Japan  may  underwrite

Japanese government bonds.  Fears that the recent rise in

Japanese  bond yields would lead many Japanese money managers  to repatriate  assets  from foreign investments  to  yen-denominated debt  also  pushed  prices higher.  Losses were also  experienced from  long  Japanese government bond futures  positions  as  bond prices  dropped  during mid-March as bond yields  rose  following comments by Bank of Japan Governor Masaru Hayami that he expected interest rates in Japan to rise over time.  Offsetting gains were recorded  during February from short positions in  U.S.  interest rate  futures as domestic bond prices moved lower due  to  strong

economic  data  and the subsequent possibility of inflation.   In

the metals markets, losses were recorded from long silver futures positions  as  prices declined during mid-March  after  Berkshire

Hathaway's annual report failed to provide any new information on the  company's silver positions.  Additional losses were recorded from  short  gold futures positions as prices rose to  a  2-month high  early  in March on short-covering by speculative investment

funds.   In  soft commodities, losses were recorded during  March

from  short  coffee futures positions as prices surged  in  late-

March  as options-related buying triggered waves of buy-stops  at several key resistance levels, attracting fund short-covering.  A majority  of these losses was offset by gains recorded throughout the quarter in the currency markets from short euro positions  as the  value  of the U.S. dollar hit new highs versus the  European common  currency  on the strength of the U.S.  economy,  concerns pertaining to the economic health of Europe and Japan and growing

uncertainty  about  the military action in  Yugoslavia.   In  the

energy  markets, gains were recorded from long crude and  heating oil futures positions as oil prices moved significantly higher amid a substantial recovery in oil prices during March that was largely  attributed  to  the news that  both  OPEC  and  non-OPEC countries  had  reached  an agreement  to  cut  total  output  by

approximately two million barrels a day beginning April 1st.   In

the  global  stock  index futures markets,  gains  were  recorded during  March  from  long positions in ASE All  Ordinaries  Index futures as Australian stock prices increased in response  to  the historic  price  levels reached by U.S. equities and  on  growing optimism  regarding the economic well being of the  Pacific  Rim.

Interest income decreased by approximately $275,000 for the three months  ended  March 31, 1999 as compared to the same  period  in

1998 primarily due to declines in interest rates on U.S. Treasury bills.  Total expenses for the three months ended March 31,  1999 were $2,933,415 resulting in a net loss of $1,131,613.  The value of  a  Unit  decreased  from $2,597.84 at December  31,  1998  to

$2,575.66 at March 31, 1999.



For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  revenues including interest income of  $1,503,673

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant  losses  were recorded in the  metals  markets  as  a result  of  choppy  price  movement in gold  futures  during  the quarter,  as  well  as from long silver futures positions  during

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

Japanese  and  U.S.  interest rate futures  during  the  quarter.

Total  expenses for the three months ended March  31,  1998  were

$2,794,955, resulting in a net loss of $1,291,282. The value of a

Unit  decreased from $2,373.36 at December 31, 1997 to  $2,350.35

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

Technology  Department.  Demeter is  coordinating  with  MSDW  to address  the Year 2000 Problem with respect to Demeter's computer systems that affect the Partnership.  This includes hardware  and software upgrades, systems consulting and computer maintenance.

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


Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  "euro").   During  a  three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to  the euro prevents the Trading Advisor from trading in certain currencies  and thereby limits its ability to take  advantage  of potential market opportunities that might otherwise have  existed had  separate  currencies been available  to  trade.  This  could adversely affect the performance results of the Partnership.

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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



The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.

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



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized,

and the Partnership's cash flow, as profits and losses on open positions of exchange-traded futures interests are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization was  approximately  $126 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Interest Rate                 (1.50)%

     Currency                      (2.88)

     Equity                        (0.57)

      Commodity                         (0.63)

      Aggregate Value at Risk      (3.42)%


Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.



The  table  above  represents the VaR of the  Partnership's  open

positions   at  March  31,  1999  only  and  is  not  necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially
impact  market  risk  as  measured by VaR  either  positively  or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total net assets for the four quarterly reporting periods from April 1,

1998 through March 31, 1999.

Primary Market Risk Category        High      Low      Average

Interest Rate                      (2.24)%   (1.50)%   (1.97)%

Currency                           (2.88)    (1.16)    (1.97)

Equity                             (0.57)    (0.34)    (0.41)

Commodity                          (0.83)    (0.60)    (0.67)

Aggregate Value at Risk            (3.42)%   (2.27)%   (2.87)%

Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership is typically many times the applicable margin require-

ments, as such margin requirements generally range between 2% and

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



The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate  basis at March 31, 1999 and for the end  of  the  four quarterly reporting periods from April 1, 1998 through March  31,

1999.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage and monitor risk  and  there can  be  no assurance that the Partnership's actual losses  on  a particular day will not exceed the VaR amounts indicated or  that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as well
as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

88%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

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

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that  G-7  interest rates will  remain  the  primary market  exposure  of the Partnership for the foreseeable  future.

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

  Currency.   The Partnership's currency exposure is to  exchange

rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  These fluctuations are influenced  by  interest

rate   changes   as  well  as  political  and  general   economic

conditions. The Partnership's major exposures have typically been in  the  dollar/yen, dollar/pound, dollar/euro  and  dollar/Swiss

francs  positions.   Demeter does not anticipate  that  the  risk

profile   of  the  Partnership's  currency  sector  will   change

significantly  in  the future, although it is difficult  at  this point  to predict the effect of the introduction of the  Euro  on the Trading Advisor's currency trading strategies.

  Equity. The Partnership's primary equity exposure is to  equity price  risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly based

indices.   As  of  March  31,  1999,  the  Partnership's  primary

exposures were in the Nikkei (Japan), ASE (Australia) and S&P 500 stock indices.  The Partnership is primarily exposed to the  risk of  adverse  price trends or static markets in  the  major  U.S.,

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

Trading Advisor's gold trading has been increasingly limited  due to  the long-lasting and mainly non-volatile decline in the price of  gold over the last 10-15 years.  However, silver prices  have remained  volatile over this period, and the Trading Advisor  has from time to time taken substantial positions as perceived market opportunities develop.  Demeter anticipates that gold and  silver

will   remain  the  primary  metals  market  exposure   for   the

Partnership.

      Soft  Commodities  and  Agriculturals.   The  Partnership's

primary  commodities exposure is to fluctuations in the price  of soft  commodities  and agriculturals, which  are  often  directly

affected  by  severe  or unexpected weather conditions.   Coffee,

corn, sugar and cotton accounted for the substantial bulk of  the

Partnership's  commodities exposure as of March  31,  1999.   The

Partnership has market exposure to live cattle.  However, Demeter anticipates  that the Trading Advisors will maintain an  emphasis on  coffee,  corn, sugar and cotton in which the Partnership  has historically taken it's largest positions.

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are in Japanese yen, British  pounds,  euros,

Swiss francs, and German mark.  The Partnership controls the non-

trading  risk  of  these balances by regularly  converting  these balances  back into U.S. dollars at varying intervals,  depending upon such factors as size, volatility, etc.



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



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II. OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's  1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



With  respect  to JWH, the New York Supreme Court  complaint  was dismissed  with prejudice when the plaintiffs failed  to  replead against  JWH in December, 1998.  Further, JWH has been  dismissed as  a  defendant  in  the  California actions  without  prejudice pursuant  to  a  tolling  agreement with plaintiffs  executed  in

January, 1999.



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



                         Dean Witter Portfolio Strategy
                         Fund L.P. (Registrant)

                         By: Demeter Management Corporation
                             (General Partner)

May 14, 1999             By:  /s/ Lewis A. Raibley, III
                                  Lewis A. Raibley, III
                                  Director and Chief Financial
                                  Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.