Form 10-Q
period 1999-06-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 1999-08-16
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                         June 30, 1999


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

     Statements of Financial Condition
     June 30, 1999 (Unaudited) and December 31, 1998.........2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited)......................3

     Statements of Operations for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)......................4

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 1999 and 1998
     (Unaudited).............................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)......................6

     Notes to Financial Statements (Unaudited) ...........7-11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations.......................................12-21

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk ...............................21-33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................34

Item    6.        Exhibits    and    Reports    on    Form     8-
K....................34







                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)


ASSETS
Equity in futures interests trading accounts:
 Cash                            124,621,565     119,724,918
 Net unrealized gain on open contracts    11,327,988                   12,941,546

      Total Trading Equity       135,949,553     132,666,464

Interest receivable (DWR)            378,559         366,700

                                  Total Assets  136,328,112        133,033,164


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Incentive fees payable            1,541,384          305,087
 Redemptions payable               1,199,470       1,065,454
 Management fees payable             454,076         443,168
 Accrued administrative expenses          112,390          85,003

      Total Liabilities            3,307,320       1,898,712

Partners' Capital

 Limited Partners (47,296.130 and
       49,902.250 Units, respectively)131,420,279  129,638,096
 General Partner (576 Units)       1,600,513       1,496,356

 Total Partners' Capital         133,020,792     131,134,452

  Total  Liabilities and Partners' Capital    136,328,112     133
,033,164


NET ASSET VALUE PER UNIT            2,778.67         2,597.84

          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                 For the Quarters Ended June 30,

                                       1999           1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       6,993,609  5,564,067
    Net change in unrealized       6,084,623   (8,394,261)

      Total Trading Results       13,078,232  (2,830,194)

 Interest Income (DWR)             1,125,512    1,283,889
      Total Revenues              14,203,744   (1,546,305)

EXPENSES

 Incentive fees                    1,548,449      -
 Brokerage commissions (DWR)       1,351,067  1,520,055
 Management fees                   1,326,417  1,248,472
 Transaction fees and costs          91,363      99,652
 Administrative expenses             26,000          24,000

      Total Expenses               4,343,296     2,892,179


NET INCOME (LOSS)                  9,860,448   (4,438,484)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                  9,743,517  (4,361,087)
 General Partner                     116,931     (77,397)

NET INCOME (LOSS) PER UNIT

 Limited Partners                     203.01      (80.96)
 General Partner                     203.01      (80.96)



          The accompanying notes are an integral part of these financial statements.


            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    15,412,575   10,362,591
    Net change in unrealized     (1,613,558)    (13,044,665)

      Total Trading Results     13,799,017    (2,682,074)

 Interest Income (DWR)           2,206,529        2,639,442
      Total Revenues            16,005,546           (42,632)


EXPENSES

 Brokerage commissions (DWR)     2,859,406    2,861,922
 Management fees                 2,614,600    2,568,352
 Incentive fees                  1,548,449               -
 Transaction fees and costs        202,256      205,860
 Administrative expenses            52,000        51,000

                                                Total    Expenses
7,276,711                                        5,687,134


NET INCOME (LOSS)                8,728,835      (5,729,766)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                8,624,678    (5,630,374)
 General Partner                   104,157      (99,392)

NET INCOME (LOSS) PER UNIT

 Limited Partners                   180.83       (103.97)
 General Partner                    180.83      (103.97)



          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1997   56,305.245            $131,363,711          $2,268,933
$133,632,644

Net Loss               -                   (5,630,374)           (99,392)
(5,729,766)

Redemptions           (2,747.340)           (6,358,855)                  -
(6,358,855)

Partners' Capital,
 June 30, 1998       53,557.905            $119,374,482          $2,169,541
$121,544,023




Partners' Capital,
 December 31, 1998   50,478.250            $129,638,096          $1,496,356
$131,134,452

Net Income               -                 8,624,678             104,157
8,728,835

Redemptions           (2,606.120)              (6,842,495)                -
(6,842,495)

Partners' Capital,
 June 30, 1999         47,872.130          $131,420,279          $1,600,513
$133,020,792








           The accompanying notes are an integral part of these financial statements.



            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                    8,728,835              (
5,729,766)
Noncash item included in net income (loss):
      Net  change  in  unrealized        1,613,558              1
3,044,665

(Increase) decrease in operating assets:
    Interest receivable (DWR)        (11,859)            54,211
      Due  from  DWR                        -                   (
128,271)

Increase (decrease) in operating liabilities:
          Incentive      fees      payable              1,236,297
(801,115)
          Management      fees      payable                10,908
(41,857)
         Accrued     administrative     expenses           27,387
35,057

   Net   cash   provided  by  operating  activities    11,605,126
6,432,924

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable    134,016              374,362
      Redemptions      of      units                  (6,842,495)
(6,358,855)

Net    cash    used   for   financing   activities    (6,708,479)
(5,984,493)


Net increase in cash              4,896,647              448,431

Balance      at     beginning     of     period       119,724,918
125,280,410

Balance      at      end     of     period            124,621,565
125,728,841


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

Partnership's December 31, 1998 Annual Report on Form 10-K.

1.  Organization

Dean Witter Portfolio Strategy Fund L.P. is a limited partnership organized  to  engage  primarily in the  speculative  trading  of futures  and forward contracts on physical commodities and  other

commodity  interests  (collectively, "futures  interests").   The

general   partner  for  the  Partnership  is  Demeter  Management

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

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

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

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the Statements of Financial Condition and totaled $11,327,988 and

$12,941,546 at June 30, 1999 and December 31, 1998, respectively.

Of  the $11,327,988 net unrealized gain on open contracts at June

30,   1999,   $11,122,347  related  to  exchange-traded   futures

contracts  and  $205,641  related to off-exchange-traded  forward currency contracts.



Of  the  $12,941,546  net unrealized gain on  open  contracts  at

December 31, 1998, $13,874,856 related to exchange-traded futures contracts  and $(933,310) related to off-exchange-traded  forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1999  and  December 31, 1998 mature through  June  2000  and

December 1999, respectively. Off-exchange-traded forward currency contracts held by the Partnership at June 30, 1999 and December

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


31,   1998   mature  through  September  1999  and  March   1999,

respectively.



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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $135,743,912 and $133,599,774 at June 30,

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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading revenues including interest income of  $14,203,744 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains were experienced in the global  interest  rate futures  markets  from  long  Japanese  government  bond  futures positions  as  prices rallied during April after  the  government proposed  no new economic spending plan.  Investors continued  to chose  higher yielding long-term debt instruments as  opposed  to short-term  Japanese interest rate investments  during  May  thus resulting in additional profits. Short positions in U.S. bond futures were also profitable during May as domestic interest rate prices dropped sharply due to a rise in the Consumer Price  Index and  Alan Greenspan's comments regarding the unlikely possibility

of   continued   U.S.  economic  expansion  without   significant

inflation.   Additional  gains  were  recorded  in  the  currency

markets  from  short positions in the euro and  the  Swiss  franc during  April and June as the value of these European  currencies weakened  steadily  versus the U.S. dollar due  to  the  lack  of economic  growth in the European community, the ongoing  military

conflict in Kosovo and strong economic data out of the  U.S.   In

the energy markets, gains were recorded early in the quarter from long  crude oil futures positions as oil prices rallied to  their highest  levels  since December 1997 due to  declining  inventory levels  and  growing confidence that oil-exporting countries  are cutting  production.  Oil prices jumped higher again in  June  on unexpected  declines in U.S. stockpiles and on news  of  refinery

outages.   Smaller  gains were experienced in  the  global  stock

index futures markets from long Nikkei Index futures positions as the  Japanese benchmark index reached its highest level  in  more that  a year and a half during June encouraged by recent economic growth  data  in  Japan.  These gains were  partially  offset  by losses  in the soft commodities markets from long coffee  futures positions as prices declined amid late May forecasts for a  cool-

pressure  system  in the major coffee producing  regions,  June's warm  weather in Brazil and ample warehouse supplies.  Additional losses  were  incurred  in the metal markets  from  short  silver futures  positions  as silver prices were boosted  higher  during

April by perceptions of tightening supply levels and technically-driven buying. Total expenses for the three months ended June 30,

1999 were $4,343,296, resulting in net income of $9,860,448.  The value  of  a Unit increased from $2,575.66 at March 31,  1999  to

$2,778.67 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading revenues including interest income of  $16,005,546 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  were recorded in the  currency  markets  from

short  euro  and  Swiss  franc positions.   The  value  of  these

European  currencies weakened versus the U.S.  dollar  throughout the  first  six months of the year on the strength  of  the  U.S.

economy, concerns pertaining to the economic health of Europe and

Japan  and  growing  uncertainty about  the  military  action  in

Yugoslavia.  Additional gains were recorded in the energy markets from  long  crude  oil  futures positions  as  oil  prices  moved significantly higher during March on news that both OPEC and non-

OPEC  countries  had agreed to cut total output  beginning  April

1st.   Oil prices continued to climb during April on declines  in inventory  levels and growing confidence in production  cutbacks.

Smaller  gains  were recorded in the global stock  index  futures positions  from long Nikkei Index futures positions  as  Japanese equity  prices  experienced a strong upward move during  June  on news that Japan's gross domestic product had grown much more than market  expectations  and  on benign U.S.  Consumer  Price  Index figures.  In the global interest rate futures markets, gains were recorded  from  long Japanese bond futures positions  during  the second quarter as prices moved higher due to no new economic spending plan. A portion of these gains was offset by losses in the  metals markets from long silver futures positions as  prices declined  during  mid-March  after  Berkshire  Hathaway's  annual report  failed  to provide any new information on  the  company's

silver  positions.   Short silver futures positions  held  during

April  were  also  unfavorable as prices were boosted  higher  by perceptions  of  tightening supply levels and  technically-driven

buying.   Additional losses were recorded in the soft commodities

markets  from  short coffee futures positions  as  prices  surged during  late March as options-related buying triggered  waves  of buy-stops at several key resistance levels, attracting fund short-

covering  and  again  during May due to cold weather  in  Brazil.

Total  expenses  for  the six months ended  June  30,  1999  were

$7,276,711, resulting in net income of $8,728,835.  The value  of a Unit increased from $2,597.84 at December 31, 1998 to $2,778.67 at June 30, 1999.



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

June.   Additional  gains were recorded in the  soft  commodities

markets from short coffee futures positions as coffee prices also declined for a majority of the quarter.  Total expenses  for  the three months ended June 30, 1998 were $2,892,179, resulting in  a net  loss  of  $4,438,484. The value of  a  Unit  decreased  from

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



Quantifying the Partnership's Trading Value at Risk

The  following  quantitative disclosures regarding  the  Partner-

ship's market risk exposures contain "forward-looking statements"

within  the  meaning  of  the safe harbor  from  civil  liability provided for such statements by the Private Securities Litigation

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's   total  capitalization  was   approximately   $133

million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Interest Rate                  (1.75)%

     Currency                       (2.43)

     Equity                         (0.33)

      Commodity                          (0.69)

      Aggregate Value at Risk       (2.73)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.



The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net Assets for the four quarterly reporting periods from July  1,

1998 through June 30, 1999.

Primary Market Risk Category        High      Low      Average

Interest Rate                      (2.24)%   (1.50)%    (1.86)%

Currency                           (2.88)    (1.16)     (2.08)

Equity                             (0.57)    (0.33)     (0.40)

Commodity                          (0.69)    (0.60)     (0.63)

Aggregate Value at Risk            (3.42)%   (2.27)%    (2.77)%

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

The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate  basis  at June 30, 1999 and for the end  of  the  four quarterly  reporting periods from July 1, 1998 through  June  30,

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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Interest Rate. The primary market exposure in the  Partner-

ship  is in the interest rate sector.  Exposure was spread across the  U.S., Japanese, German, British and Australian interest rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable  future.  The changes in interest rates,  which  have the most effect on the Partnership, are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held  by  the Partnership are in  medium-to-long  term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium-to-long term rates to remain steady.

     Currency. The second largest market exposure this quarter is in  the currency complex.  The Partnership's currency exposure is to  exchange  rate  fluctuations,  primarily  fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well as
political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

1999,  the  Partnership's major exposures were in  outright  U.S.

dollar positions.  (Outright positions consist of the U.S. dollar

vs.  other currencies.  These other currencies include the  major and minor currencies).  Demeter does not anticipate that the risk

profile   of  the  Partnership's  currency  sector  will   change

significantly  in  the future.  The currency trading  VaR  figure includes foreign margin amounts converted into U.S. dollars  with an  incremental  adjustment to reflect  the  exchange  rate  risk inherent to the dollar-based Partnership in expressing VaR  in  a functional currency other than dollars.

      Equity.    The  primary equity exposure is to equity  price

risk in the G-7 countries.  The stock index futures traded by the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  June  30,  1999,  the  Partnership's   primary

exposures  were in the S&P 500 (U.S.), All Ordinaries (Australia)

and  Nikkei (Japan) stock indices.  The Partnership is  primarily exposed to the risk of adverse price trends or static markets  in the  U.S. and Japanese indices.  (Static markets would not  cause major  market  changes  but  would  make  it  difficult  for  the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses).

     Commodity.

     Energy.  On June 30, 1999, the Partnership's energy exposure was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other economic  fundamentals.  As oil prices have  broken  out  of  low price  ranges  achieved in 1998, it is possible  that  volatility will  increase as well.  Significant profits and losses have been and  are  expected to continue to be experienced in this  market.

Natural gas, also a primary energy market exposure, has exhibited more  volatility than the oil markets on an intra day  and  daily basis and is expected to continue in this choppy pattern.

     Metals. The Partnership's primary metals market exposure  is

to  fluctuations in the price of gold and silver.   Although  the

Trading  Advisor will, from time to time, trade base metals  such as copper, the principal market exposures of the Partnership have

consistently  been  in  precious metals, gold  and  silver.   The

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

Partnership.

     Soft  Commodities and Agriculturals.  On June 30, 1999,  the

Partnership   had  a  reasonable  amount  of  exposure   in   the

                                    markets  that comprise  these

sectors.  Most of the exposure, however, was in the coffee, sugar and corn markets.  Supply and demand inequalities, severe weather disruption  and  market expectations affect  price  movements  in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:



Foreign  Currency Balances.    The Partnership's primary  foreign

currency  balances  are in euros, Japanese yen,  British  pounds,

Swiss  francs and Canadian dollars. The Partnership controls  the non-trading risk of these balances by regularly converting  these balances  back  into dollars upon liquidation of  the  respective position.



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

                   PART II. OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



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



                         Dean Witter Portfolio Strategy
                         Fund L.P. (Registrant)

                         By: Demeter Management Corporation
                             (General Partner)

August 13, 1999          By:  /s/ Lewis A. Raibley, III
                                  Lewis A. Raibley, III
                                  Director and Chief Financial
                                  Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.