Form 10-Q
period 1999-09-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 1999-11-12
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                       September 30, 1999


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

     Statements of Financial Condition
     September 30, 1999 (Unaudited) and December 31, 1998....2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited).................3

     Statements of Operations for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited).................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 1999 and 1998
     (Unaudited).............................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited).................6

     Notes to Financial Statements (Unaudited) ...........7-11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations.......................................12-21

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk ...............................22-33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................. 34

Item    6.        Exhibits    and    Reports    on    Form     8-
K....................34






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)


ASSETS
Equity in futures interests trading accounts:
 Cash                            120,890,313     119,724,918
 Net unrealized gain on open contracts    2,259,149                    12,941,546

      Total Trading Equity       123,149,462     132,666,464

Interest receivable (DWR)            408,830         366,700
Due from DWR                           6,630               -

                                  Total Assets  123,564,922        133,033,164

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 613,420       1,065,454
 Management fees payable             411,474         443,168
 Accrued administrative expenses     122,708          85,003
 Incentive fees payable              -                305,087

      Total Liabilities            1,147,602       1,898,712

Partners' Capital

 Limited Partners (46,331.508 and
       49,902.250 Units, respectively)120,914,098  129,638,096
 General Partner (576 Units)       1,503,222       1,496,356

 Total Partners' Capital         122,417,320     131,134,452

  Total  Liabilities and Partners' Capital  123,564,922     133,0
33,164

NET ASSET VALUE PER UNIT            2,609.76         2,597.84

          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                              For the Quarters Ended September 30,

                                       1999           1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     2,667,394   (6,711,476)
    Net change in unrealized     (9,068,839)  25,524,956

      Total Trading Results      (6,401,445) 18,813,480

 Interest Income (DWR)           1,205,901      1,254,217
      Total Revenues             (5,195,544)   20,067,697


EXPENSES

 Brokerage commissions (DWR)       1,450,549  1,381,577
 Management fees                   1,265,929  1,280,597
 Transaction fees and costs         102,348     100,305
 Administrative expenses             27,000          32,000
 Incentive fees                     -           1,767,966

      Total Expenses               2,845,826     4,562,445


NET INCOME (LOSS)                (8,041,370)   15,505,252


NET INCOME (LOSS) ALLOCATION

 Limited Partners                (7,944,079) 15,223,733
 General Partner                    (97,291)    281,519

NET INCOME (LOSS) PER UNIT

 Limited Partners                   (168.91)     294.48
 General Partner                   (168.91)      294.48




          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    18,079,969    3,651,115
    Net change in unrealized    (10,682,397)    12,480,291

      Total Trading Results      7,397,572   16,131,406

 Interest Income (DWR)           3,412,430        3,893,659
      Total Revenues            10,810,002      20,025,065


EXPENSES

 Brokerage commissions (DWR)     4,309,955    4,243,499
 Management fees                 3,880,529    3,848,949
 Incentive fees                  1,548,449     1,767,966
 Transaction fees and costs        304,604      306,165
 Administrative expenses            79,000           83,000

                                                Total    Expenses
10,122,537                                   10,249,579


NET INCOME                         687,465       9,775,486


NET INCOME ALLOCATION

 Limited Partners                  680,599    9,593,359
 General Partner                     6,866      182,127

NET INCOME PER UNIT

 Limited Partners                    11.92       190.51
 General Partner                     11.92       190.51





          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1997   56,305.245            $131,363,711          $2,268,933
$133,632,644

Net Income             -                   9,593,359             182,127
9,775,486

Redemptions           (4,564.246)           (9,776,832)             (974,271)
(10,751,103)

Partners' Capital,
 September 30, 1998   51,740.999           $131,180,238          $1,476,789
$132,657,027




Partners' Capital,
 December 31, 1998   50,478.250            $129,638,096          $1,496,356
$131,134,452

Net Income               -                 680,599       6,866        687,465

Redemptions           (3,570.742)            (9,404,597)                 -
(9,404,597)

Partners' Capital,
 September 30, 1999    46,907.508           $120,914,098          $1,503,222
$122,417,320










           The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income                              687,465               9
,775,486
Noncash item included in net income:
      Net  change  in  unrealized       10,682,397              (
12,480,291)

(Increase) decrease in operating assets:
    Interest receivable (DWR)        (42,130)            84,829
    Due from DWR                     (6,630)             -

Increase (decrease) in operating liabilities:
    Management fees payable         (31,694)               4,368
          Accrued      administrative      expenses        37,705
41,279
          Incentive      fees      payable              (305,087)
966,851

 Net cash provided by (used for) operating activities  11,022,026
(1,607,478)

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase  (decrease)  in  redemptions  payable(452,034)      1
,314,597
       Redemptions      of      units                 (9,404,597)
(10,751,103)

Net   cash   used   for   financing   activities      (9,856,631)
(9,436,506)


Net  increase  (decrease)  in  cash    1,165,395                (
11,043,984)

Balance      at     beginning     of     period       119,724,918
125,280,410

Balance      at      end     of     period            120,890,313
114,236,426



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

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $2,259,149 and

$12,941,546  at  September  30,  1999  and  December  31,   1998,

respectively.



Of  the  $2,259,149  net unrealized gain  on  open  contracts  at

September 30, 1999, $2,388,190 related to exchange-traded futures contracts  and $(129,041) related to off-exchange-traded  forward currency contracts.



Of  the  $12,941,546  net unrealized gain on  open  contracts  at

December 31, 1998, $13,874,856 related to exchange-traded futures contracts  and $(933,310) related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1999 and December 31, 1998 mature through September

2000 and December 1999, respectively. Off-exchange-traded forward

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




currency contracts held by the Partnership at September 30,  1999 and  December  31, 1998 mature through December  1999  and  March

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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the aggregate, totaled $123,278,503 and $133,599,774 at September

30, 1999 and December 31, 1998, respectively.


With  respect  to  the Partnership's off-exchange-traded  forward currency contracts, there are no daily settlements of variations

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$5,195,544 and posted a decrease in Net Asset Value per Unit. The most  significant losses were experienced in the global  interest

rate   futures  markets  during  September  from  short  Japanese government  bond  futures  positions as  prices  rallied  on  the strength  of  the  Japanese yen and expectations that  additional monetary  easing  in that country would come.  Losses  were  also recorded  in U.S. interest rate futures trading as domestic  bond prices  moved in an erratic sideways pattern throughout September as the future
direction   of   U.S.  interest  rates  remained   in   question.

Additional  losses were experienced in the metals markets  during

September from short gold futures positions as gold prices, which had  trended  lower in previous months, reversed  sharply  higher following  the  Bank  of England's second  gold  auction  and  an announcement  of  a  plan by several European  central  banks  to

restrict  gold  sales  for  five  years.   Short  silver  futures

positions  resulted  in losses during July  as  prices  increased after  a fall in U.S. market reserves and the announcement  of  a cutback in metal production.  Newly established long positions in this  market held during August resulted in additional losses  as prices  declined due to an increase in supplies.  In  the  global stock  index futures markets, losses were recorded from long  S&P

500  Index futures positions as prices declined during July after

Federal  Reserve  Chairman  Alan Greenspan  said  that  the  U.S.

economy  may be growing fast enough to warrant a second  interest

rate  increase.   During  August, short  S&P  500  Index  futures

positions  resulted  in  losses as  prices  increased  after  the

Producer  Price  Index  for July showed that  inflation  remained

under  control.   In the currency markets, losses  were  incurred

from  long  positions in the European common currency, the  euro,

and the Swiss franc as the U.S. dollar rallied higher versus most major  currencies on August 23 amid a rally in U.S. stock  prices and  on  September 10 after an intervention by the Bank of Japan.

As a result, new short positions were established in the euro and the  Swiss  franc  only to result in additional losses  as  these currencies strengthened versus the U.S. dollar during the  latter half of September. These losses were partially offset by gains from long Japanese yen positions as the value of the yen climbed to a 44-month high versus the U.S. dollar amid continued optimism regarding  the  Japanese economy.  A portion of the Partnership's overall losses was offset by gains recorded in the energy markets throughout  the quarter from long crude oil futures positions  as oil  prices mounted higher during July after a fall in  U.S.  oil inventories,  production difficulties in  Nigeria  and  continued

adherence  to output reductions from OPEC countries.  Oil  prices continued  to  climb  during August and  September  on  increased demand, fears of production problems and an announcement by  OPEC ministers confirming that they will uphold their global  cutbacks until  April  of next year.  Total expenses for the three  months ended September 30, 1999 were $2,845,826, resulting in a net loss of  $8,041,370.  The value of a Unit decreased from $2,778.67  at

June 30, 1999 to $2,609.76 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$10,810,002 and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains were recorded in the metals  markets from long silver futures positions as prices retreated during mid-

March  after Berkshire Hathaway's annual report failed to provide

any   new   information  on  the  company's   silver   positions.

Additional losses were incurred in this market during the  second quarter  as  supply  and demand concerns resulted  in  short-term price  volatility.  In the global interest rate futures  markets,

losses  were  incurred  during  July  and  September  from  short

Japanese government bond futures positions as prices rallied on fears that strength in the Japanese yen would slowdown that country's  budding recovery.  In the global stock  index  futures markets, losses were experienced from long S&P 500 Index  futures positions  as  prices declined during July after Federal  Reserve

Chairman Alan Greenspan said that the U.S. economy may be growing

fast  enough to warrant a second interest rate increase.   During

August, short S&P 500 Index futures positions resulted in  losses as  prices  increased  after the Producer Price  Index  for  July showed that inflation remained under control.  The losses in this market  were  partially offset by gains from  long  Nikkei  Index futures positions as Japanese equity prices experienced a  strong upward  move  during  June on news that  Japan's  gross  domestic product  had grown much more than market expectations.  A portion of  the Partnership's overall losses was offset by gains recorded in  the  energy markets from long crude oil futures positions  as

oil   prices  climbed  higher  during  April,  June,  August  and

September  amid  tightening of supply and growing global  demand.

Additional gains were recorded in the currency markets from short positions in the European common currency, the euro, as the value of  the  U.S.  dollar strengthened versus the euro  throughout  a majority  of  the first half of the year on the strength  in  the

U.S.  economy,  concerns  pertaining to the  economic  health  of

Europe  and  Japan  and  ongoing military action  in  Yugoslavia.

Total expenses for the nine months ended September 30, 1999  were

$10,122,537, resulting in net income of $687,465.  The value of a

Unit  increased from $2,597.84 at December 31, 1998 to  $2,609.76 at September 30, 1999.

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

The value of a Unit increased from $2,269.39 at June 30, 1998  to

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

U.S. dollar during September.  Total expenses for the nine months ended  September  30,  1998 were $10,249,579,  resulting  in  net

income  of  $9,775,486.   The value  of  a  Unit  increased  from

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

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The  market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to  the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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

The  Partnership's past performance is not necessarily indicative of  its  future results.  Any attempt at quantifying the Partner-

ship's  market risk must be qualified by the inherent uncertainty of  its  speculative trading, which may cause future  losses  and

volatility   (i.e.  "risk  of  ruin")  far  in  excess   of   the

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of its market-sensitive instruments.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$122  million.

     Primary Market           September 30, 1999
     Risk Category              Value at Risk

     Interest Rate                  (1.57)%

     Currency                       (2.26)

     Equity                         (0.42)

      Commodity                          (0.99)

      Aggregate Value at Risk       (2.83)%



Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business
is  the  speculative trading of primarily futures interests,  the composition  of  its  portfolio  of  open  positions  can  change significantly over any given time period or even within a  single

trading  day.   Such changes in open positions  could  materially

impact  market  risk  as  measured by VaR  either  positively  or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the four quarterly reporting periods from October

1, 1998 through September 30, 1999.

Primary Market Risk Category        High      Low      Average

Interest Rate                      (1.95)%   (1.50)%    (1.69)%

Currency                           (2.88)    (1.16)     (2.18)

Equity                             (0.57)    (0.33)     (0.41)

Commodity                          (0.99)    (0.60)     (0.73)

Aggregate Value at Risk            (3.42)%   (2.27)%    (2.81)%

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



The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 1999 and for the end of the four

quarterly   reporting  periods  from  October  1,  1998   through

September  30, 1999.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage and monitor  risk and  there  can  be  no  assurance that the Partnership's  actual losses on a
particular day will not exceed the VaR amounts indicated or  that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

86%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.

       Interest  Rate.  The  primary  market  exposure   in   the

Partnership  at  September  30, 1999 was  in  the  interest  rate sector.  Exposure was primarily spread across the U.S., Japanese,

German,  British and Australian interest rate sectors.   Interest

rate  movements  directly affect the price of the sovereign  bond futures  positions held by the Partnership and indirectly  affect

the  value  of its stock index and currency positions.   Interest

rate  movements in one country as well as relative interest  rate

                                                        movements

between    countries   materially   impact   the    Partnership's

profitability.  The Partnership's primary interest rate  exposure is  generally to interest rate fluctuations in the United  States and the other G-7 countries.  However, the Partnership also takes futures  positions  in the government debt of smaller  nations  -

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

      Currency.  The second largest market exposure this  quarter was in the currency complex.  The Partnership's currency exposure is  to  exchange rate fluctuations, primarily fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies.   For  the third quarter of 1999,  the  Partnership's

major   exposures   were  in  outright  U.S.  dollar   positions.

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

      Equity.   The primary equity exposure this quarter  was  to

equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on

broadly   based   indices.   As  of  September  30,   1999,   the

Partnership's primary exposures were in the S&P 500  (U.S.),  ASE

(Australia)  and FT-SE (Britain) stock indices.  The  Partnership is  primarily  exposed  to the risk of adverse  price  trends  or static markets in the U.S. and Japanese indices.  (Static markets would  not cause major market changes but would make it difficult for  the  Partnership  to avoid being "whipsawed"  into  numerous small losses).

     Commodity.

     Energy.   On  September  30, 1999, the Partnership's  energy

exposure  was shared by futures contracts in the oil and  natural

gas  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have increased about

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is  approaching  expiration  in  March  2000,  it  is

possible   that   volatility  will  remain  on  the   high   end.

Significant profits and losses have been and are expected to continue to be experienced in this market. Natural gas, also a primary  energy  market exposure, has exhibited  more  volatility than  the  oil  markets on an intra-day and daily  basis  and  is expected to continue in this choppy pattern.

     Metals.  The Partnership's primary metals market exposure is

to  fluctuations in the price of gold and silver.   Although  the

Trading  Advisor will, from time to time, trade base metals  such as copper, the principal market exposures of the Partnership have

consistently  been  in  precious  metals,  gold  and  silver.   A

significant amount of exposure was evident in the gold market  as the  price  of  gold  increased  dramatically  following  bullish comments  by the European Central Bank.  Silver prices were  also volatile over this period, and the Trading Advisor has, from time

to   time,  taken  substantial  positions  as  perceived   market

opportunities  developed.   Demeter  anticipates  that  gold  and

silver  will  remain the primary metals market exposure  for  the

Partnership.

     Soft  Commodities and Agriculturals.  On September 30, 1999,

the  Partnership  had  a reasonable amount  of  exposure  in  the markets  that  comprise  these sectors.  Most  of  the  exposure,

however,  was in the coffee, sugar and corn markets.  Supply  and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances are in Japanese yen, British pounds, euros  and

Swiss  francs.  The Partnership controls the non-trading risk  of these  balances by regularly converting these balances back  into dollars upon liquidation of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and the  Trading  Advisor,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories

traded.   Demeter  attempts  to manage the  Partnership's  market

exposure  by  (i)  diversifying the  Partnership's  assets  among different  market  sectors  and  trading  approaches,  and  (ii),

monitoring  the  performance of the Trading Advisor  on  a  daily

basis.    In    addition,   the   Trading   Advisor   establishes

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.




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



                         Dean Witter Portfolio Strategy
                         Fund L.P. (Registrant)

                         By: Demeter Management Corporation
                             (General Partner)

November 12, 1999        By:  /s/ Lewis A. Raibley, III
                                  Lewis A. Raibley, III
                                  Director and Chief Financial
                                  Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.