Form 10-K
period 1999-12-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2000-03-29
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 1999 or

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

            DELAWARE                                          13-
3589337              (State    or    other    jurisdiction     of
(I.R.S. Employer
                incorporation          or           organization)
Identification No.)

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

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $109,293,415 at January 31, 2000.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

          DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1999
<caption

Page No.
DOCUMENTS  INCORPORATED BY REFERENCE. . . . . . . . . .  .  .  .  .  .
 .. . . . .1

Part I .
  Item 1. Business. . . . . . . . . . . . . . . . . . . . . .    . . .
 .2-4

  Item 2. Properties. . . . . . . . . . . . . . . . . . . . .    . . .
 . . 4

   Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . .    . .
 .  4-6

   Item 4. Submission of Matters to a Vote of Security Holders    .  .
 . .  6

Part II.

  Item 5. Market for the Registrant's Partnership
           Units and Related Security Holder Matters . . .   . . . . .
 .  .7

  Item 6. Selected Financial Data . . . . . . . . . . . . . .    . . .
 .  . 8

  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .     . . .
 .9-21

  Item   7A.Quantitative and Qualitative Disclosures About
          Market Risk . . . . . . . . . . . . . . . . . . . .    . . .
21-33

  Item 8. Financial Statements and Supplementary Data. . . .     . . .
 . . 33

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . .     . . .
 . . 33
Part III.

   Item10. Directors and Executive Officers of the Registrant .    . .
 . 34-37

   Item11. Executive Compensation . . . . . . . . . . . . . . . . .  .
 . 38

  Item12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . .     . . .
 . . 38

  Item13. Certain Relationships and Related Transactions .   .   . . .
 .  38

Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K . . . . . . . . . . . . . . .      . . .
 .  .39

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



          Documents Incorporated                         Part  of
Form 10-K

     Partnership's Prospectus dated May
     12, 1997                                         I

     Annual Report to Dean Witter
     Portfolio Strategy Fund L.P.
     Limited Partners for the year ended
     December 31, 1999                        II, III and IV

                           PART I

Item 1.  BUSINESS

(a)  General  Development  of  Business.  Dean  Witter  Portfolio

Strategy Fund L.P. (formerly, Dean Witter Principal Secured  Fund

L.P.)  (the  "Partnership")  is  a Delaware  limited  partnership organized  to  engage  primarily in the  speculative  trading  of futures  and forward contracts on physical commodities and  other commodity interests (collectively, "futures interests").



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



The Partnership's Net Asset Value per unit of limited partnership interest  ("Unit(s)")  as of December 31,  1999,  was  $2,419.78,

representing a decrease of 6.9 percent from the Net  Asset  Value per  Unit of $2,597.84 at December 31, 1998.  For a more detailed description of the Partnership's business see subparagraph (c).

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

  Facets of Business

    1. Summary                   1.  "Summary of the Prospectus"
                                     (Pages 1-12 of the
                                      Prospectus).

    2. Futures, Options and      2.  "Futures, Options, and
       Forward Markets                Forward Markets" (Pages
                                      48-52 of the Prospectus).

    3. Partnership's Commodity   3.  "Investment Programs,
       Trading Arrangements and       Use of Proceeds, and
       Policies                       Trading Policies" (Page
                                      66 of the Prospectus)
                                      "The Trading Advisor"
                                      (Pages 55-74 of the
                                      Prospectus).

       4.         Management   of  the    4.    "The   Management
       Agreement"
       Partnership                    (Pages 76-77 of the
                                      Prospectus). "The
                                        General  Partner"  (Pages
45-47 of the Prospectus),
                                      "The Commodity Brokers"
                                      (Page 75 of the
                                      Prospectus) and "The
                                          Limited     Partnership
Agreements" (Pages 79-82
                                      of the Prospectus).

         5.Taxation of the Partner- 5. "Material Federal Income
                                               ship's     Limited
                                     Partners                 Tax
                                     Considerations" and
                                                      "State  and
                                     Local Income
                                                              Tax
                                     Aspects" (Pages 88-96
                                                        of    the
                                     Prospectus).

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

10048.



Item 3.  LEGAL PROCEEDINGS

The  class actions first filed in 1996 in California and  in  New

York  State courts were each dismissed in 1999.  However, in  the

New York State class
action, plaintiffs appealed the trial court's dismissal of  their case on March 3, 2000.



On  September  6,  10,  and 20, 1996,  and  on  March  13,  1997,

purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures   &   Currency  Management  Inc.  ("DWFCM"),  MSDW,   the

Partnership, certain limited partnership comodity pools of  which

Demeter  is  the  general partner (all such parties  referred  to hereafter  as  the  "Morgan  Stanley Dean  Witter  Parties")  and

certain  trading advisors to those pools.  On June 16, 1997,  the plaintiffs  in  the  above actions filed a  consolidated  amended complaint,  alleging,  among other things,  that  the  defendants committed  fraud,  deceit,  negligent misrepresentation,  various violations  of the California Corporations Code, intentional  and

negligent  breach  of  fiduciary  duty,  fraudulent  and   unfair

business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools.

The  complaints  seek  unspecified amounts  of  compensatory  and punitive  damages and other relief.  The court entered  an  order denying class certification on August 24, 1999.  On September 24,

1999,  the  court  entered an order dismissing the  case  without prejudice  on consent. Similar purported class actions were  also filed  on September 18 and 20, 1996, in the Supreme Court of  the

State of

New  York,  New  York County, and on November  14,  1996  in  the

Superior  Court  of  the State of Delaware,  New  Castle  County,

against  the  Morgan  Stanley  Dean Witter  Parties  and  certain trading  advisors  on behalf of all purchasers  of  interests  in

various  limited  partnership  commodity  pools,  including   the

Partnership, sold by DWR. A consolidated and amended complaint in the  action pending in the Supreme Court of the State of New York was  filed  on  August  13, 1997, alleging  that  the  defendants

committed   fraud,  breach  of  fiduciary  duty,  and   negligent

misrepresentation  in  the  sale and  operation  of  the  various

limited   partnership  commodity  pools.  The   complaints   seek

unspecified  amounts  of compensatory and  punitive  damages  and other relief.  The New York Supreme Court dismissed the New  York action in November 1998, but granted plaintiffs leave to file  an

amended  complaint, which they did in early December  1998.   The

defendants  filed a motion to dismiss the amended complaint  with prejudice  on  February 1, 1999.  By decision dated December  21,

1999,  the  New  York  Supreme  Court  dismissed  the  case  with prejudice.



In addition, on December 16, 1997, upon motion of the plaintiffs,

the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item  5.   MARKET  FOR  THE REGISTRANT'S  PARTNERSHIP  UNITS  AND
RELATED SECURITY             HOLDER MATTERS

(a) Market Information

There  is  no established public trading market for the Units  in the Partnership.

(b) Holders

The  number  of  holders  of  Units  at  December  31,  1999  was approximately 6,721.

(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  trading operations on February 1, 1991.   Demeter  has

sole  discretion to decide what distributions, if any,  shall  be made to investors in the Partnership.  Demeter currently does not intend to make any distribution of Partnership profits.


Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                   For the Years Ended December 31,
                        1999       1998       1997        1996           1995
Total Revenues
(including interest)4,487,760   24,626,159 21,459,210  28,663,110     26,524,038


Net Income (Loss) (8,217,948)   11,471,105 10,733,401  18,393,949     18,457,838


Net Income (Loss)
Per Unit (Limited
& General Partners) (178.06)        224.48     240.57      433.35         343.86

Total Assets    111,847,771    133,033,164135,545,105  91,201,711     82,278,215

Total Limited Partners'
Capital         107,807,427    129,638,096131,363,711  85,273,194     78,914,381

Net Asset Value Per
Unit               2,419.78       2,597.84   2,373.36    2,132.79       1,699.44








Item  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND                RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Advisor,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and  instruments permitted by the  Commodity  Futures

Trading Commission ("CFTC") for investment of customer segregated or secured funds.  The Partnership's assets held by the commodity brokers  may  be  used  as margin solely  for  the  Partnership's

trading.   Since the Partnership's sole purpose is  to  trade  in

futures  and  forwards, it is expected that the Partnership  will continue to own such liquid assets for margin purposes.



The  Partnership's investment in futures and forwards, may,  from time  to  time,  be illiquid.  Most U.S. futures exchanges  limit fluctuations  in  prices  during  a  single  day  by  regulations

referred  to  as  "daily price fluctuations  limits"   or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  contract  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no

trading.   These market conditions could prevent the  Partnership

from  promptly  liquidating its futures contracts and  result  in restrictions on redemptions.

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



The Partnership has never had illiquidity affect a material

portion of its assets.



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures  interests in subsequent periods.  It is not possible  to

estimate   the  amount  and  therefore,  the  impact  of   future

redemptions of Units.



Results of Operations.

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations for the three years ended

December 31, 1999 and a general discussion of its trading activities during each period. It is important to note, however,

that  the  Trading Advisor trades in various markets at different times  and  that prior activity in a particular market  does  not mean  that  such  market will be actively traded by  the  Trading

Advisor  or will be profitable in the future.  Consequently,  the results of operations of the Partnership are difficult to discuss other  than  in  the  context  of its Trading  Advisor's  trading activities  on behalf of the Partnership as a whole and  how  the

Partnership has performed in the past.


At  December  31,  1999,  the  Partnership's  total  capital  was

$109,201,218,  a  decrease of $21,933,234 from the  Partnership's total capital of $131,134,452 at December 31, 1998.  For the year ended December 31, 1999, the Partnership generated a net loss  of

$8,217,948, and total redemptions aggregated $13,715,286.



For  the  year ended December 31, 1999, the Partnership  recorded total  trading revenues, including interest income, of $4,487,760

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant  losses,  approximately 10.36%,  were  recorded  from global  interest rate futures trading as the volatile and  choppy price movement experienced during the year limited the ability to capitalize  on  trends.  During the fourth quarter,  most  global bond  markets  dropped on a resurgence of inflation and  interest rate  fears initiated by consistently strong U.S. economic  data,

evidence  of  rising inflation in Germany, and increases  in  oil prices. Additional losses of approximately 8.64% were recorded in metals, primarily from trading silver and gold futures  as  supply  and demand concerns resulted  in  short-term volatility later in the year.  In the global stock index  futures markets,  the  reversal  and  whipsaw conditions  that  prevailed

during   the   fourth  quarter  also  resulted   in   losses   of

approximately  1.38%  for  the Partnership.   A  portion  of  the

Partnership's overall losses was offset by gains of approximately

8.29%  recorded in the energy markets primarily from  long  crude oil  futures positions as oil prices trended higher throughout  a majority  for the year.  Additional gains of approximately  6.93%

were  recorded in the currency markets due primarily to  the  re-

emergence  of the upward momentum in the U.S. dollar relative  to the  euro  and Swiss franc, as well as the continued strength  of the  Japanese yen versus other major currencies during  November.

Total expenses for the year were $12,705,708, resulting in a  net loss  of 8,217,948.  The value of a Unit decreased from $2,597.84 at December 31, 1998 to $2,419.78 at December 31, 1999.



At  December  31,  1998,  the  Partnership's  total  capital  was

$131,134,452,  a  decrease of $2,498,192 from  the  Partnership's total capital of $133,632,644 at December 31, 1997.  For the year ended December 31, 1998, the Partnership generated net income  of

$11,471,105, and total redemptions aggregated $13,969,297.

For  the  year ended December 31, 1998, the Partnership  recorded total trading revenues, including interest income, of $24,626,159

and  posted  an  increase  in  Net Asset  Value  per  Unit.   The

Partnership  profited  during  1998,  primarily  from  gains   of

approximately 17.55% recorded in the global interest rate futures

markets.   Long  futures positions in Japanese  government  bonds

were  profitable as prices moved steadily higher during the first half  of  the  year  in reaction to declining interest  rates  in

Japan.   Later  in the year, profits were recorded in  this  same

market from short positions as prices moved lower following sharp spike higher in Japanese bond yields during December.  Additional gains were recorded from long positions in European interest rate futures, particularly German bond futures, as prices increased as investors flocked to the safety of fixed income investments  amid

the  economic  turmoil in Asia and emerging  nations.   Gains  of

approximately   3.33%  were  recorded  in  the  energy   markets,

primarily from short positions in crude oil futures as oil prices fell  throughout a majority of the year, despite tensions in  the

Middle East, on reports of a supply surplus.  Total expenses  for

the   year   were  $13,155,054,  resulting  in  net   income   of

$11,471,105.   The  value of a Unit increased from  $2,373.36  at

December 31, 1997 to $2,597.84 at December 31, 1998.



At  December  31,  1997,  the  Partnership's  total  capital  was

$133,632,644,  an increase of $46,320,501 from the  Partnership's total capital of $87,312,143, at December 31, 1996.  For the year ended December 31, 1997, the Partnership
generated   net   income  of  $10,733,401,  total   subscriptions

aggregated   $43,029,509   and   total   redemptions   aggregated

$7,442,409.



For  the  year ended December 31, 1997, the Partnership  recorded total trading revenues, including interest income, of $21,459,210

and  posted  an  increase  in  Net Asset  Value  per  Unit.   The

Partnership   recorded   strong  gains   in   1997.    Gains   of

approximately  8.53%  were  recorded  in  the  currency   markets

primarily  from  sustained  price movements  during  January  and

February,  and  then  again  in the  fourth  quarter  from  short

Japanese  yen positions as the value of the U.S. dollar increased versus  the  yen.  Additional gains of approximately  6.66%  were recorded  in  the global interest rate futures markets  primarily from  long  positions as prices in these markets  trended  upward during  June  and  July.  These gains, coupled with  the  Trading

Advisor's  ability to limit losses during periods  of  short-term price  volatility and sharp trend reversals, contributed  to  the

overall  success  of  the  Partnership during  the  year.   Total

expenses  for the year were $10,725,809, resulting in net  income of  $10,733,401.  The value of a Unit increased from $2,132.79 at

December 31, 1996 to $2,373.36 at December 31, 1997.



The  Partnership's  overall performance record represents  varied results of trading in different futures interests markets.  For a further description of 1999 trading results, refer to the  letter to  the  Limited  Partners in the accompanying Annual  Report  to

Limited Partners for the year ended December 31,

1999  which is incorporated by reference to Exhibit 13.01 of this

Form  10-K.   The  Partnership's gains and losses  are  allocated

among its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The Partnership may trade futures, forwards, and  options

in  a  portfolio  of agricultural commodities,  energy  products,

foreign  currencies, interest rates, precious  and  base  metals,

soft  commodities  and  stock indices.  In  entering  into  these contracts,  the  Partnership is subject to the market  risk  that

such   contracts  may  be  significantly  influenced  by   market

conditions, such as interest rate volatility, resulting  in  such contracts  being  less  valuable.  If  the  markets  should  move against all of the positions held by the Partnership at the  same time,  and  if the Trading Advisor was unable to offset positions of  the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.



In  addition  to  the  Trading Advisor's internal  controls,  the

Trading  Advisor  must comply with the trading  policies  of  the

Partnership.   These  trading  policies  include  standards   for

liquidity  and leverage with which the Partnership  must  comply.

The Trading Advisor and Demeter monitor the Partnership's trading activities to ensure compliance with the trading
policies.   Demeter  may require the Trading  Advisor  to  modify

positions of the Partnership if Demeter believes they violate the

Partnership's trading policies.



In  addition to market risk, in entering into futures,  forwards,

and  options  contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet  its obligations  to  the Partnership.  The ultimate  counterparty  or guarantor of the Partnership for futures contracts traded in  the

United  States and the foreign exchanges on which the Partnership

trades  is  the clearinghouse associated with such exchange.   In

general,  a  clearinghouse is backed by  the  membership  of  the exchange and will act in the event of non-performance by  one  of its  members  or  one  of  its member's customers,  which  should

significantly   reduce  this  credit  risk.    For   example,   a

clearinghouse  may cover a default by drawing upon  a  defaulting member's  mandatory contributions and/or non-defaulting  members'

contributions  to  a  clearinghouse guarantee  fund,  established lines or letters of credit with banks, and/or the clearinghouse's surplus  capital and other available assets of the  exchange  and clearinghouse,  or  assessing its members.  In  cases  where  the

Partnership  trades  off-exchange  forwards  contracts   with   a

counterparty, the sole recourse of the Partnership  will  be  the forwards contract counterparty.

There is no assurance that a clearinghouse or exchange will  meet its obligations to the Partnership, and Demeter and the commodity brokers  will not indemnify the Partnership against a default  by such  parties.  Further,  the law is  unclear  as  to  whether  a commodity broker has any obligation to protect its customers from loss  in the event of an exchange or clearinghouse defaulting  on trades  effected for the broker's customers.  Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.



Demeter  deals  with  these credit risks of  the  Partnership  in

several  ways.   First,  it  monitors  the  Partnership's  credit

exposure to each exchange on a daily basis, calculating not  only the  amount of margin required for it but also the amount of  its unrealized gains at each exchange, if any.  The commodity brokers inform  the Partnership, as with all their customers, of its  net margin  requirements for all its existing open positions, but  do

not  break that net figure down, exchange by exchange.   Demeter,

however,  has installed a system which permits it to monitor  the

Partnership's potential margin liability, exchange  by  exchange.

As  a  result,  Demeter  is  able to  monitor  the  Partnership's potential  net  credit exposure to each exchange  by  adding  the unrealized  trading  gains  on that  exchange,  if  any,  to  the

Partnership's margin liability thereon.

Second,  the Partnership's trading policies limit the  amount  of its net assets that can be committed at any given time to futures

contracts   and  require,  in  addition,  a  minimum  amount   of

diversification  in  the  Partnership's  trading,  usually   over

several  different  products.  One of the aims  of  such  trading

policies  has  been  to  reduce  the  credit  exposure   of   the

Partnership   to   a  single  exchange  and,  historically,   the

Partnership's  exposure has typically amounted to  only  a  small percentage  of  its  total Net Assets.  On those  relatively  few occasions where the Partnership's credit exposure may climb above that  level, Demeter deals with the situation on a case  by  case basis,  carefully weighing whether the increased level of  credit exposure  remains appropriate.  Material changes to  the  trading policies may be made only with the prior written approval of  the limited partners owning more than 50% of Units then outstanding.



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



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 1999, which is incorporated by reference to Exhibit 13.01 of in this Form 10-K.



Year   2000.   Commodity  pools,  like  financial  and   business

organizations  and individuals around the world,  depend  on  the smooth  functioning  of computer systems.  The  Year  2000  issue arose since many of the world's computer systems (including those in  non-information  technology systems)  traditionally  recorded years  in  a  two-digit format.  If not addressed, such  computer systems  may have been unable to properly interpret dates  beyond the  year 1999, which may have led to business disruptions in the

U.S.  and internationally.  Such disruptions could have adversely affected  the  handling or determination of  futures  trades  and

prices  and  other  services  for the Partnership.   Accordingly,

Demeter   has   fully  participated  in  a  firmwide   initiative

established  by MSDW to address issues associated with  the  Year

2000.   As  part  of  this initiative, MSDW reviewed  its  global

software  and hardware infrastructure for mainframe,  server  and

desktop   computing   environments  and  engaged   in   extensive

remediation   and   testing.   The  Year  2000  initiative   also

encompassed  the review of agencies, vendors and  facilities  for

Year 2000 compliance.

Since  1995,  MSDW prepared actively for the Year 2000  issue  to ensure  that it would have the ability to respond to any critical business  process failure, to prevent the loss of  workspace  and technology,  and  to  mitigate any potential  financial  loss  or damage  to  its  global franchise.  Where necessary,  contingency plans  were expanded or developed to address specific  Year  2000 risk  scenarios,  supplementing existing  business  policies  and practices.  In  conjunction with MSDW's Year  2000  preparations,

Demeter  monitored the progress of Carr and the  Trading  Advisor

throughout  1999  in  their  Year  2000  compliance  and,   where

applicable,  tested its external interfaces, with  Carr  and  the

Trading  Advisor.   In addition, Demeter, the commodity  brokers,

the Trading Advisor and all U.S. futures exchanges were subjected to  monitoring  by the CFTC of their Year 2000 preparedness,  and the  major  foreign  futures  exchanges  engaged  in  market-wide testing of their Year 2000 compliance during 1999.



MSDW  and  Demeter  consider the transition into  the  Year  2000 successful  from  the perspective of their internal  systems  and global external interactions.



Over  the  millennial changeover period, no material issues  were encountered,  and  MSDW,  Demeter and the  Partnership  conducted business as usual.



Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a common single currency (the euro). During a three-year transition period, the sovereign currencies will continue  to exist but only as a fixed denomination of the  euro.

Conversion to the euro prevents the Trading Advisor from  trading those sovereign currencies and thereby limits its ability to take advantage  of potential market opportunities that might otherwise have  existed  had separate currencies been available  to  trade.

This  could  adversely  affect the  performance  results  of  the

Partnership.


Item  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of  futures interests.  The market-sensitive instruments held  by  the  Partnership are acquired for  speculative  trading purposes only and, as a result, all or substantially all  of  the

Partnership's  assets  are at risk of trading  loss.   Unlike  an

operating  company, the risk of market-sensitive  instruments  is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures interests traded by the Partnership involve  varying degrees  of  market  risk.  Market risk is often  dependent  upon changes  in  the level or volatility of interest rates,  exchange rates,  and  prices  of  financial instruments  and  commodities.

Fluctuations  in market risk based upon these factors  result  in frequent  changes  in  the fair value of the  Partnership's  open positions, and, consequently, in its earnings and cash flow.

The  Partnership's  total market risk is  influenced  by  a  wide variety  of  factors,  including the  diversification  among  the

Partnership's open positions, the volatility present  within  the markets,  and the liquidity of the markets.  At different  times,

each  of these factors may act to increase or decrease the market risk associated with the Partnership.



The  Partnership's past performance is not necessarily indicative of  its future results.  Any attempt to numerically quantify  the

Partnership's  market risk is limited by the uncertainty  of  its speculative  trading.  The Partnership's speculative trading  may cause future losses and volatility (i.e. "risk of ruin") that far exceed  the  Partnership's experiences to date or any  reasonable expectations based upon historical changes in market value.



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

The  Partnership accounts for open positions using mark-to-market

accounting  principles.   Any loss in the  market  value  of  the

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized, and  cash

flow.   Profits and losses on open positions of exchange-  traded

futures interests are settled daily through variation margin.



The  Partnership's risk exposure in the market sectors traded  by the  Trading Advisor is estimated below in terms of Value at Risk

("VaR").  The  VaR  model used by the Partnership  includes  many variables that could change the market value of the Partnership's trading  portfolio.  The Partnership estimates VaR using a  model based upon historical simulation with a confidence level of  99%.

Historical  simulation involves constructing  a  distribution  of hypothetical  daily changes in the value of a trading  portfolio.

The  VaR  model takes into account linear exposures to price  and interest  rate risk.  Market risks that are incorporated  in  the

VaR  model  include equity and commodity prices, interest  rates,

foreign  exchange  rates, and correlation among these  variables.

The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.    The   historical   observation   period   of    the

Partnership's VaR is approximately four years.  The  one-day  99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR   models,   including  the  Partnership's,  are  continuously

evolving  as trading portfolios become more diverse and  modeling techniques  and systems capabilities improve.  Please  note  that the  VaR  model is used to numerically quantify market  risk  for historic  reporting purposes only and is not utilized  by  either

Demeter  or  the  Trading Advisor in its  daily  risk  management activities.

The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of December 31, 1999 and 1998.

As  of  December  31,  1999  and 1998,  the  Partnership's  total capitalization was approximately $109 million and  $131  million,

respectively.

        Primary    Market                  December   31,    1999
December 31, 1998
     Risk Category              Value at Risk            Value at
Risk

     Currency                       (1.37)%               (1.16)%

Interest    Rate                     (.86)                 (1.95)

Equity                         (.40)               (.34)

     Commodity                      (.66)               (.60)

     Aggregate      Value     at     Risk                 (1.72)%

(2.27)%

Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories

listed  above.   Aggregate VaR will be lower  as  it  takes  into

account correlation among different positions and categories.

The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  1999  and  1998  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.


The table below supplements the year end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January

1, 1999 through December 31, 1999.



Primary Market Risk Category        High        Low

Average

Currency                           (2.88)%   (1.37)%   (2.24)%

Interest Rate                           (1.75)     (.86)

(1.42)

Equity                               (.57)    (.33)     (.43)

Commodity                            (.99)    (.63)     (.74)

Aggregate Value at Risk            (3.42)%   (1.72)%   (2.67)%


Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership  is  typically  many  times  the  applicable   margin

requirements.  Margin requirements generally range between 2% and

15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments  held by the Partnership to typically be  many  times the  total capitalization of the Partnership.  The value  of  the

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership,  gives no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

     past  changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

     changes  in portfolio value in response to market movements may differ from those of the VaR model;

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 1999 and for the end of the  four quarterly reporting periods during calendar year 1999.  Since VaR is  based  on  historical  data, VaR  should  not  be  viewed  as predictive  of the Partnership's future financial performance  or its ability to manage or monitor risk.  There can be no assurance that the Partnership's actual losses on a particular day will not exceed  the VaR amounts indicated above or that such losses  will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial. The  Partnership  also maintains  a  substantial  portion  (approximately  86%)  of  its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.

Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential losses, taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

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

The  following  were the primary trading risk  exposures  of  the

Partnership as of December 31, 1999, by market sector.  It may be anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency.  The primary market exposure in the Partnership  is  in the  currency sector.  The Partnership's currency exposure is  to exchange rate fluctuations, primarily fluctuations which  disrupt the historical pricing relationships between different currencies and  currency pairs.  Interest rate changes as well as  political and  general  economic conditions influence  these  fluctuations.

The  Partnership trades in a large number of currencies.  For the fourth quarter of 1999, the Partnership's major exposures were in outright  U.S. dollar positions.  (Outright positions consist  of the  U.S.  dollar  vs. other currencies.  These other  currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Interest  Rate.  The second largest market exposure  was  in  the interest rate complex.  Exposure was primarily spread across  the

Japanese,  U.S.,  German  and Australian interest  rate  sectors.

Interest rate movements directly affect
the  price  of the sovereign bond futures positions held  by  the

Partnership  and indirectly affect the value of its  stock  index and  currency positions.  Interest rate movements in one  country as  well  as  relative interest rate movements between  countries

materially   impact   the   Partnership's   profitability.    The

Partnership's  primary  interest rate exposure  is  generally  to interest rate fluctuations in the United States and the other G-7

countries.   The G-7 countries consist of France, U.S.,  Britain,

Germany, Japan, Italy and Canada.  However, the Partnership  also takes futures positions in the government debt of smaller nations

-  e.g.  Australia.  Demeter anticipates that G-7 and  Australian interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates,  which have the most effect on the  Partnership,

are  changes in long-term, as opposed to short-term, rates.  Most of  the speculative futures positions held by the Partnership are

in  medium  to  long-term  instruments.   Consequently,  even   a

material  change in short-term rates would have little effect  on the  Partnership, were the medium to long-term  rates  to  remain steady.



Equity.   The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  December 31, 1999, the  Partnership's  primary

exposures were in the All Ordinaries (Australia), S&P 500  (U.S.)

and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the  U.S. and Japanese indices.  (Static markets would not  cause major  market  changes  but  would  make  it  difficult  for  the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses).



Commodity.

Energy.   On December 31, 1999, the Partnership's energy exposure

was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other

economic    fundamentals.    As   oil   prices   have   increased

approximately  100% this year, and, given that the  agreement  by

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

Trading  Advisor will, from time to time, trade base metals  such as copper, the principal market exposures of the Partnership have

consistently  been  in  precious  metals,  gold  and  silver.   A

reasonable amount of exposure was evident in the gold  market  as the price of
gold retreated during the fourth quarter.  However, silver prices have  remained volatile over this period, and the Trading Advisor has,  from time to time, taken substantial positions as they have perceived  market opportunities to develop.  Demeter  anticipates that  gold  and  silver  will remain the  primary  metals  market exposure for the Partnership.



Soft  Commodities and Agriculturals.  On December 31,  1999,  the

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of December 31, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign

currency  balances  are  in Australian dollars  and  euros.   The

Partnership  controls the non-trading risk of these  balances  by regularly  converting  these  balances  back  into  dollars  upon liquidation of the respective position.




Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership and the Trading Advisor, separately, attempt  to manage the
risk  of the Partnership's open positions in essentially the same manner  in  all  market categories traded.  Demeter  attempts  to manage  market exposure by diversifying the Partnership's  assets among  different  market  sectors  and  trading  approaches,  and

monitoring  the  performance of the Trading  Advisor  daily.   In

addition,   the   Trading  Advisor  establishes   diversification

guidelines,  often  set  in terms of the  maximum  margin  to  be committed  to  positions  in any one  market  sector  or  market-

sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  Financial  Statements are incorporated by reference  to  the

Partnership's  Annual  Report, which is filed  as  Exhibit  13.01 hereto.



Supplementary  data  specified by  Item  302  of  Regulation  S-K

(selected quarterly financial data) is not applicable.




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


Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 39, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President and a Director of DWFCM.  Effective as of the close  of business  on January 31, 2000, Mr. Murray replaced Mr. Hawley  as

Chairman  of  the  Board  of Demeter and  DWFCM.  Mr.  Murray  is

currently  a  Senior  Vice  President of  DWR's  Managed  Futures

Department.   Mr. Murray began his career at DWR in 1984  and  is

currently the Director of the Managed Futures Department. In this capacity, Mr. Murray is responsible for overseeing all aspects of the  firm's  Managed  Futures Department.  Mr.  Murray  currently serves  as  Vice  Chairman and a Director of  the  Managed  Funds

Association, an industry association for investment professionals in  futures,  hedge funds and other alternative investments.  Mr.

Murray graduated from Geneseo State University in May 1983 with a

B.A. degree in Finance.



Mitchell  M. Merin, age 46, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

Operating Officer of

Individual  Asset Management for MSDW in December  1998  and  the

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

University in 1977.



Joseph  G.  Siniscalchi, age 54, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 57, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors,

an affiliate of DWR. Mr. Oelsner joined DWR in 1981 as a Managing

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



Lewis A. Raibley, III, age 37, is Vice President, Chief Financial

Officer  and  a  Director of Demeter.   Mr.  Raibley  is  also  a

Director  of  DWFCM.   Mr.  Raibley  is  currently  Senior   Vice

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



Richard  A. Beech, age 48, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

He  has  been  at  DWR since August 1984, where he  is  presently

Senior  Vice  President and head of Branch  Futures.   Mr.  Beech

began  his  career at the Chicago Mercantile Exchange,  where  he became  the  Chief Agricultural Economist doing market  analysis,

marketing  and compliance.  Prior to joining DWR, Mr. Beech  also had  worked  at  two  investment  banking  firms  in  operations,

research, managed futures and sales management.

Ray  Harris,  age 43, is a Director of Demeter.   Mr.  Harris  is

currently  Executive Vice President, Planning and  Administration

for Morgan Stanley Dean Witter Asset Management and has worked at

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



Mark  J.  Hawley, age 56, served as Chairman of the Board  and  a

Director of Demeter and DWFCM throughout 1999.  Mr. Hawley joined

DWR  in  February  1989 as Senior Vice President  and  served  as

Executive Vice President and Director of DWR's Product Management

for   Individual  Asset  Management  throughout  1999.   In  this

capacity, Mr. Hawley was responsible for directing the activities of  the  firm's  Managed Futures, Insurance, and Unit  Investment

Trust  Business.  From 1978 to 1989, Mr. Hawley was a  member  of the  senior management team at Heinold Asset Management, Inc.,  a commodity  pool operator, and was responsible for  a  variety  of projects in public futures funds.  From 1972 to 1978, Mr.  Hawley was a Vice President in charge of institutional block trading for

the  Mid-West  at  Kuhn  Loeb  & Company.   Mr.  Hawley  resigned

effective January 31, 2000.



All of the foregoing directors have indefinite terms.

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


Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND

MANAGEMENT

(a)  Security  Ownership of Certain Beneficial  Owners  -  As  of

December  31, 1999, there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)  Security  Ownership of Management - At  December  31,  1999,

Demeter   owned   576  Units  of  General  Partnership   Interest

representing a 1.28 percent interest in the Partnership.


(c) Changes in Control - None



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 1999, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity  broker,  DWR received commodity brokerage commissions (paid and accrued by the

Partnership) of $5,623,369 for the year ended December 31, 1999.

                             PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON

FORM 8-K

(a)  1. Listing of Financial Statements

The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to

Limited Partners for the year ended December 31, 1999, are

incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1999, 1998 and 1997.

-         Statements  of Financial Condition as of  December  31,
          1999 and 1998.

-    Statements of Operations, Changes in Partners' Capital,  and
     Cash Flows for the years ended December 31, 1999, 1998 and 1997.

-         Notes to Financial Statements.

With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8, and 13, the Annual Report to  Limited Partners for the year ended December 31, 1999, is not deemed to be filed with this report.



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

                                               DEAN  WITTER  PORTFOLIO
                         STRATEGY FUND L.P.
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 29, 2000           BY: /s/ Robert E. Murray
                                 Robert E. Murray, Director,
                                Chairman of the Board and
                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Robert E. Murray                  ____        March 29, 2000
        Robert E. Murray, Director,
         Chairman of the Board and
          President

    /s/  Joseph G. Siniscalchi              ___        March 29, 2000
        Joseph G. Siniscalchi, Director

    /s/  Edward C. Oelsner III              ___        March 29, 2000
        Edward C. Oelsner III, Director

    /s/   Mitchell M. Merin        _         March 29, 2000
          Mitchell M. Merin, Director

    /s/   Richard A. Beech         _         March 29, 2000
          Richard A. Beech, Director

   /s/   Ray Harris                                    March 29, 2000
         Ray Harris, Director

    /s/  Lewis A. Raibley, III               __        March 29, 2000
        Lewis A. Raibley, III, Director, Chief
          Financial Officer and Principal
          Accounting Officer

                         EXHIBIT INDEX




      ITEM                                                 METHOD
OF FILING

  3.01                                                    Limited
Partnership Agreement of
       the Partnership, dated as of
       August 28, 1990.                               (1)

10.01                                                    Form  of
Amended and Restated
       Management Agreement among the
       Partnership, Demeter and JWH
       dated as of May 12, 1997.                      (2)

10.02                                                    Form  of
Amended and Restated
       Customer Agreement Between the
       Partnership and DWR Inc.                       (2)
       dated as of September 1, 1996.

13.01                                                      Annual
Report to Limited Partners for the year ended
       December 31, 1999.                             (3)


(1)
Incorporated  by reference to Exhibit 3.01 and Exhibit  3.02   of
the
Partnership's  Registration Statement on Form S-1 (File  No.  33-
36656).

(2)
Incorporated  by reference to Exhibit 10.02 of the  Partnership's
Registration Statement on Form S-1 (File No. 333-24109).

(3)                                                         Filed
herewith.

Portfolio
Strategy
Fund

 December 31, 1999
 Annual Report

 MORGAN STANLEY DEAN WITTER

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Dean Witter Portfolio Strategy Fund L.P.
(Formerly, Dean Witter Principal Secured Futures Fund L.P.) Annual Report
1999

Dear Limited Partner:

This marks the ninth annual report for the Dean Witter Portfolio Strategy Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $2,597.84 and decreased by 6.9% to $2,419.78 on December 31, 1999. Since its inception in 1991, the Fund has increased by 142.0% (a compound annualized return of 10.4%).

Overall, the Fund recorded losses during 1999. The most significant losses were recorded from global interest rate futures trading as the volatile and choppy markets experienced during the year limited the ability to capitalize on trends. During the fourth quarter, most global bond markets dropped on a resur-gence of inflation and interest rate fears initiated by consistently strong U.S. economic data, evidence of rising inflation in Germany and increases in oil prices. Additional losses were recorded in metals from trading silver and gold futures as supply and demand concerns resulted in short-term volatility later in the year. In the global stock index futures markets, the reversal and whipsaw conditions that prevailed during the fourth quarter resulted in losses for the Fund. A portion of the Fund's overall losses was offset by gains re-corded in the energy markets from long crude oil futures positions as oil prices trended higher, particularly during November when they reached a nine-year high. Additional gains were recorded in the currency markets due to the re-emergence of the upward momentum in the U.S. dollar relative to the euro and Swiss franc, as well as the continued strength of the Japanese yen versus other major currencies.

While we are disappointed that the Fund had a difficult year in 1999, we remind investors that managed futures funds such as Portfolio Strategy Fund are de-signed to provide diversification and non-correlation, that is the ability to perform independently, of global equities and bonds. Managed futures have his-torically performed independently of traditional investments, such as stocks and bonds. This is referred to as non-correlation, or the potential for managed futures to perform when traditional markets such as stocks and bonds may expe-rience difficulty performing. Of course, managed futures funds will not auto-matically be profitable during unfavorable periods for these traditional in-vestments and vice versa. The degree of non-correlation of any given managed futures fund will vary, particularly as a result of market conditions, and some funds will have significantly lesser degrees of non-correlation (i.e., greater correlation) with stocks and bonds than others. 1999 proved to be another strong year for equities, due in large part to continued growth and stability in most major world economies accompanied by low inflation. This environment, while strong for equities, provided few major sustained price trends in the world's futures and currency markets, and as such, a difficult trading environ-ment for the money manager in this Fund whose trading strategies rely on the existence of longer-term price trends for trading opportunities. Neverthe-less, we remain confident in the role that managed futures investments play in the overall investment portfolio, and we believe this confidence is well-founded based on the longer-term diversified non-correlated returns of this al-ternative investment. Demeter Management Corporation, as General Partner to the Fund, has been and continues to be an active investor with more than $18 mil-lion invested among the 24 managed futures funds to which we act as General Partner.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.



    Sincerely,


    /s/ Robert E. Murray

    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Dean Witter Portfolio Strategy Fund L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Wit-ter Portfolio Strategy Fund L.P. (the "Partnership") as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capi-tal, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partner-ship's management. Our responsibility is to express an opinion on these finan-cial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Dean Witter Portfolio Strategy Fund L.P. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

February 14, 2000
(March 3, 2000 as to Note 6)
New York, New York

Dean Witter Portfolio Strategy Fund L.P.
Statements of Financial Condition

                                                         December 31,
                                                    -----------------------
                                                       1999        1998
                                                    ----------- -----------
                                                         $           $
                                  ASSETS
Equity in futures interests trading
 accounts:
 Cash                                               106,349,715 119,724,918
 Net unrealized gain on open contracts                5,114,349  12,941,546
                                                    ----------- -----------
 Total Trading Equity                               111,464,064 132,666,464
Interest receivable (DWR)                               383,707     366,700
                                                    ----------- -----------
 Total Assets                                       111,847,771 133,033,164
                                                    =========== ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Redemptions payable                                   2,177,256   1,065,454
Management fee payable                                  372,503     443,168
Accrued administrative expenses                          96,794      85,003
Incentive fee payable                                   --          305,087
                                                    ----------- -----------
 Total Liabilities                                    2,646,553   1,898,712
                                                    ----------- -----------
PARTNERS' CAPITAL
Limited Partners (44,552.639 and 49,902.250 Units,
  respectively)                                     107,807,427 129,638,096
General Partner (576 Units)                           1,393,791   1,496,356
                                                    ----------- -----------
 Total Partners' Capital                            109,201,218 131,134,452
                                                    ----------- -----------
 Total Liabilities and Partners' Capital            111,847,771 133,033,164
                                                    =========== ===========
NET ASSET VALUE PER UNIT                               2,419.78    2,597.84
                                                    =========== ===========


   The accompanying notes are an integral part of these financial statements.

Dean Witter Portfolio Strategy Fund L.P.
Statements of Operations

                                     For the Years Ended
                                         December 31,
                               ---------------------------------
                                  1999        1998       1997
                               ----------  ---------- ----------
                                   $           $          $
REVENUES
Trading profit (loss):
 Realized                       7,743,552  16,456,361 10,456,265
 Net change in unrealized      (7,827,197)  3,170,468  6,717,198
                               ----------  ---------- ----------
  Total Trading Results           (83,645) 19,626,829 17,173,463
Interest income (DWR)           4,571,405   4,999,330  4,285,747
                               ----------  ---------- ----------
  Total Revenues                4,487,760  24,626,159 21,459,210
                               ----------  ---------- ----------
EXPENSES
Brokerage commissions (DWR)     5,623,369   5,432,337  4,200,892
Management fee                  5,010,318   5,143,609  4,183,145
Incentive fee                   1,548,449   2,075,293  1,927,512
Transaction fees and costs        391,572     388,815    368,260
Administrative expenses           132,000     115,000     46,000
                               ----------  ---------- ----------
  Total Expenses               12,705,708  13,155,054 10,725,809
                               ----------  ---------- ----------
NET INCOME (LOSS)              (8,217,948) 11,471,105 10,733,401
                               ==========  ========== ==========
Net Income (Loss) Allocation:
Limited Partners               (8,115,383) 11,269,411 10,503,417
General Partner                  (102,565)    201,694    229,984
Net Income (Loss) per Unit:
Limited Partners                  (178.06)     224.48     240.57
General Partner                   (178.06)     224.48     240.57

Statements of Changes in Partners' Capital
For the Years Ended December 31, 1999, 1998 and 1997


                              Units of
                             Partnership    Limited     General
                              Interest     Partners     Partner      Total
                             -----------  -----------  ---------  -----------
                                               $           $           $
Partners' Capital, December
31, 1996                     40,937.953    85,273,194  2,038,949   87,312,143
Offering of Units            18,765.082    43,029,509     --       43,029,509
Net income                       --        10,503,417    229,984   10,733,401
Redemptions                  (3,397.790)   (7,442,409)    --       (7,442,409)
                             ----------   -----------  ---------  -----------
Partners' Capital,
December 31, 1997            56,305.245   131,363,711  2,268,933  133,632,644
Net income                       --        11,269,411    201,694   11,471,105
Redemptions                  (5,826.995)  (12,995,026)  (974,271) (13,969,297)
                             ----------   -----------  ---------  -----------
Partners' Capital,
December 31, 1998            50,478.250   129,638,096  1,496,356  131,134,452
Net loss                         --        (8,115,383)  (102,565)  (8,217,948)
Redemptions                  (5,349.611)  (13,715,286)    --      (13,715,286)
                             ----------   -----------  ---------  -----------
Partners' Capital, December
31, 1999                     45,128.639   107,807,427  1,393,791  109,201,218
                             ==========   ===========  =========  ===========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Portfolio Strategy Fund L.P.
Statements of Cash Flows

                                             For the Years Ended
                                                December 31,
                                     -------------------------------------
                                        1999         1998         1997
                                     -----------  -----------  -----------
                                          $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                     (8,217,948)  11,471,105   10,733,401
Noncash item included in net income
  (loss):
 Net change in unrealized              7,827,197   (3,170,468)  (6,717,198)
(Increase) decrease in operating
  assets:
 Interest receivable (DWR)               (17,007)     126,917     (193,144)
Increase (decrease) in operating
  liabilities:
 Management fee payable                  (70,665)      (8,395)     148,435
 Accrued administrative expenses          11,791        8,927      (82,434)
 Incentive fee payable                  (305,087)    (496,028)  (1,786,776)
 Accrued brokerage
   commissions (DWR)                     --           --          (141,879)
 Accrued transaction fees and costs      --           --           (10,045)
                                     -----------  -----------  -----------
Net cash provided by (used for)
  operating activities                  (771,719)   7,932,058    1,950,360
                                     -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                        --           --        43,029,509
Increase (decrease) in redemptions
  payable                              1,111,802      481,747     (104,408)
Redemptions of Units                 (13,715,286) (13,969,297)  (7,442,409)
                                     -----------  -----------  -----------
Net cash provided by (used for)
  financing activities               (12,603,484) (13,487,550)  35,482,692
                                     -----------  -----------  -----------
Net increase (decrease) in cash      (13,375,203)  (5,555,492)  37,433,052
Balance at beginning of period       119,724,918  125,280,410   87,847,358
                                     -----------  -----------  -----------
Balance at end of period             106,349,715  119,724,918  125,280,410
                                     ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Portfolio Strategy Fund L.P.
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Portfolio Strategy Fund L.P. (formerly, Dean Witter Principal Secured Futures Fund L.P.) (the "Partnership") is a limited partner-ship organized to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests (col-lectively, "futures interests").

The general partner for the Partnership is Demeter Management Corporation ("De-meter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR") and an unaffiliated clearing commodity broker, Carr Futures Inc. ("Carr"), pro-vides clearing and execution services. Both Demeter and DWR are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW"). John W. Henry & Com-pany, Inc. ("JWH") is the trading manager of the Partnership.

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Wit-ter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). Effective February 19, 1998, MSDWD changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Offering of Units--Additional units of limited partnership interest ("Unit(s)") were offered to the public at a price equal to 100% of the Net Asset Value as of the close of business on the last day of the month from June 1 through Au-gust 1, 1997.

Use of Estimates--The financial statements are prepared in accordance with gen-erally accepted accounting principles, which require management to make esti-mates and assumptions that affect the reported amounts in the financial state-ments and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Ac-tual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period

Dean Witter Portfolio Strategy Fund L.P.
Notes to Financial Statements--(Continued) to the next in the statements of operations. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a prevailing rate for U.S. Treasury bills. For purposes of such interest pay-ments, Net Assets do not include monies due the Partnership on futures inter-ests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per Unit is computed using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR and Carr to be used as margin for trading; and (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference between original contract value and market value.

The Partnership, in the normal course of business, enters into various con-tracts with Carr acting as its commodity broker. Pursuant to brokerage agree-ments with Carr, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the mas-ter netting agreement with Carr, the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--The Partnership accrues brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates. Transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees are capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of the Partnership's month-end Net Assets applied on a per trading program basis.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's av-erage month-end Net Assets. These include filing fees, clerical, administra-tive, auditing, accounting, mailing, printing and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may

Dean Witter Portfolio Strategy Fund L.P.
Notes to Financial Statements--(Continued) incur an incentive fee. Demeter and/or DWR bear all other operating expenses, including expenses which would be incurred if the Partnership were required to register as an investment company.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month that is six months after the closing at which a person becomes a Limited Partner, upon five busi-ness days advance notice by redemption form to Demeter. However, any Units re-deemed at or prior to the end of the twenty-fourth full month following the closing at which such person first becomes a Limited Partner, is subject to a redemption charge equal to 1%, of the Net Asset Value per Unit on the date of such redemption. Limited Partners who obtained their Units via an exchange from another DWR-sponsored commodity pool are not subject to the six months holding period or the redemption charges.

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

Dissolution of the Partnership--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Part-nership Agreement occur.

2. Related Party Transactions

The Partnership pays brokerage commissions to DWR as described in Note 1. The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

3. Trading Manager

Compensation to JWH consists of a management fee and an incentive fee as fol-lows:

Management Fee--The Partnership pays a monthly management fee equal to 1/3 of 1% per month (a 4% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.

Dean Witter Portfolio Strategy Fund L.P.
Notes to Financial Statements--(Continued)

Incentive Fee--The Partnership pays a quarterly incentive fee equal to 15% of the Partnership's new appreciation of the Partnership's Net Assets as of the end of each calendar quarter. New appreciation represents the amount by which Net Assets are increased by profits, from futures, forwards and options trad-ing, that exceed losses after brokerage commissions, management fees, transac-tion fees and costs and administrative expenses are deducted. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a Limited Partner re-deems an investment, the incentive fee (if earned through a redemption date) is paid to JWH on those redemptions in the month of such redemptions.

4. Financial Instruments

The Partnership trades primarily futures and forward contracts on physical com-modities and other commodity interests. Futures and forwards represent con-tracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential in-ability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriva-tive Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which defers the required implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. However, the Partnership had previously elected to adopt the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 supersedes SFAS No. 119 and No. 105, which required the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for an entity which carries its assets at fair value. The application of SFAS No. 133 does not have a significant effect on the Partnership's financial state-ments.

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on the statements of financial con-dition and

Dean Witter Portfolio Strategy Fund L.P.
Notes to Financial Statements--(Continued) totaled $5,114,349 and $12,941,546 at December 31, 1999 and 1998, respectively.

Of the $5,114,349 net unrealized gain on open contracts at December 31, 1999, $4,663,628 related to exchange-traded futures contracts and $450,721 related to off-exchange-traded forward currency contracts.

Of the $12,941,546 net unrealized gain on open contracts at December 31, 1998, $13,874,856 related to exchange-traded futures contracts and $(933,310) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1999 and 1998 mature through December 2000 and December 1999, respectively. Off-ex-change-traded forward currency contracts held by the Partnership at December 31, 1999 and 1998 mature through March 2000 and March 1999, respectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is in-volved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because DWR and Carr act as the futures commission merchants or the counterparties, with respect to most of the Part-nerships' assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of DWR and Carr, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains on all open futures contracts, which funds, in the aggregate, totaled $111,013,343 and $133,599,774 at December 31, 1999 and 1998, respec-
tively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open for-ward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. The Partnership has a net-ting agreement with Carr. This agreement, which seeks to reduce both the Part-nership's and Carr's exposure on off-exchange-traded forward currency con-tracts, should materially

Dean Witter Portfolio Strategy Fund L.P.
Notes to Financial Statements--(Continued)

decrease the Partnership's credit risk in the event of Carr's bankruptcy or in-solvency. Carr's parent, Credit Agricole Indosuez, has guaranteed to the Part-nership payment of the net liquidating value of the Partnership's account with Carr (including foreign currency contracts).

5. Legal Matters

The class actions first filed in 1996 in California and in New York State courts were each dismissed in 1999. On September 6, 10, and 20, 1996, and on March 13, 1997, purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of in-terests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures and Currency Management Inc., MSDW, the Partnership (under its original name), certain limited partnership commod-ity pools of which Demeter is the general partner (all such parties referred to hereafter as the "Morgan Stanley Dean Witter Parties") and certain trading ad-visors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various viola-tions of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The court entered an order denying class certification on August 24, 1999. On September 24, 1999, the court entered an order dismissing the case without prejudice on consent. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Supe-rior Court of the State of Delaware, New Castle County, against the Morgan Stanley Dean Witter Parties and certain trading advisors on behalf of all pur-chasers of interests in various limited partnership commodity pools, including the Partnership, sold by DWR. A consolidated and amended complaint in the ac-tion pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary du-ty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted

Dean Witter Portfolio Strategy Fund L.P.
Notes to Financial Statements--(Concluded) plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prej-udice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice.

In addition, on December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dis-missed without prejudice.

6. Subsequent Event

On March 3, 2000, the plaintiffs in the New York action referred to in Note 5 filed an appeal of the order dismissing the consolidated complaint.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048

                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 148