Form 10-Q
period 2000-03-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2000-05-15
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

                         March 31, 2000


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

     Statements of Financial Condition
     March 31, 2000 (Unaudited) and December 31, 1999........2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited).....................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 2000 and 1999 (Unaudited)......4

     Statements of Cash Flows for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited).................... 5

     Notes to Financial Statements (Unaudited) ...........6-10

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations.......................................11-17

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk ...............................17-30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................. 31

Item 5. Other Information................................... 31

Item    6.        Exhibits    and    Reports    on    Form     8-
K....................32





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                      March 31,    December 31,
                                      2000           1999
                                         $              $
                                    (Unaudited)


ASSETS
Equity in futures interests trading accounts:
 Cash                             96,703,820     106,349,715
 Net unrealized gain on open contracts    5,826,167                      5,114,349

      Total Trading Equity       102,529,987     111,464,064

Interest receivable (DWR)            389,388         383,707
Due from DWR                         128,482          -

                                  Total Assets  103,047,857       111,847,771


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               2,521,440       2,177,256
 Management fee payable              343,133         372,503
 Accrued administrative expenses        107,844           96,794

      Total Liabilities            2,972,417       2,646,553

Partners' Capital

 Limited Partners (41,709.132 and
       44,552.639 Units, respectively)98,712,231  107,807,427
 General Partner (576 Units)       1,363,209       1,393,791

 Total Partners' Capital         100,075,440     109,201,218

 Total Liabilities and Partners' Capital103,047,857   111,847,771


NET ASSET VALUE PER UNIT               2,366.68        2,419.78


          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Quarters Ended March 31,

                                      2000           1999
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      (1,467,648)    8,418,966
    Net change in unrealized          711,818  (7,698,181)

      Total Trading Results         (755,830)    720,785
 Interest Income (DWR)             1,149,675   1,081,017
      Total Revenues                393,845    1,801,802

EXPENSES

   Brokerage   commissions  (DWR)          1,432,266    1,508,339
Management    fee                         1,075,412     1,288,183
Transaction   fees   and  costs              109,166      110,893
Administrative expenses                34,000      26,000

      Total Expenses                2,650,844  2,933,415

NET LOSS                          (2,256,999)  (1,131,613)

NET LOSS ALLOCATION

   Limited   Partners                  (2,226,417)    (1,118,839)
General Partner                      (30,582)     (12,774)
NET LOSS PER UNIT

   Limited  Partners                        (53.10)       (22.18)
General Partner                         (53.10)      (22.18)



          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                        Interest       PartnersPartner   Total



Partners' Capital,
  December  31, 1998                     $50,478.250$129,638,096$
1,496,356           $131,134,452

Net Loss                   -                 (1,118,839)(12,774) (1,131,613)

Redemptions                                           (1,514.430)
(3,888,529)                     -          (3,888,529)

Partners' Capital,
                  March                 31,                  1999
$48,963.820                $124,630,728 $1,483,582$126,114,310




Partners' Capital,
 December 31, 1999                    $45,128.639  $107,807,427 $1,393,791
$109,201,218

Net Loss                                                -           (2,226,417)
(30,582)            (2,256,999)

Redemptions                                           (2,843.507)
(6,868,779)                   -          (6,868,779)

Partners' Capital,
      March     31,     2000                          $42,285.132
$98,712,231         $1,363,209$100,075,440







           The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                 For the Quarters Ended March 31,

                                      2000            1999
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    loss                                           (2,256,999)
(1,131,613)
Noncash item included in net loss:
    Net change in unrealized        (711,818)     7,698,181
Increase in operating assets:
     Interest  receivable  (DWR)          (5,681)         (3,226)
Due  from  DWR                        (128,482)                 -


Increase (decrease) in operating liabilities:
      Management  fee  payable            (29,370)       (16,418)
Accrued        administrative       expenses               11,050
1,387
Incentive fee payable                 -               (305,087)
Net cash provided by (used for) operating activities  (3,121,300)
6,243,224

CASH FLOWS FROM FINANCING ACTIVITIES

Increase      in      redemptions      payable            344,184
418,511                    Redemptions  of  Units     (6,868,779)
(3,888,529)
Net  cash  used  for  financing activities   (6,524,595)    (3,47
0,018)
Net increase (decrease) in cash   (9,645,895)    2,773,206
Balance at beginning of period    106,349,715  119,724,918
Balance at end of period           96,703,820  122,498,124






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

Partnership's December 31, 1999 Annual Report on Form 10-K.



1.  Organization

Dean  Witter Portfolio Strategy Fund L.P. (formerly, Dean  Witter

Principal  Secured  Futures  Fund L.P.)  is  a  Delaware  limited partnership  organized  to engage primarily  in  the  speculative trading  of futures and forward contracts on physical commodities

and    other   commodity   interests   (collectively,    "futures

interests").



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

1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for

Derivative Instruments and Hedging Activities - Deferral  of  the

Effective Date of SFAS No. 133," which defers the required

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



implementation of SFAS No. 133 until fiscal years beginning after

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



The  net  unrealized gain on open contracts  are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $5,826,167 and

$5,114,349 at March 31, 2000 and December 31, 1999, respectively.

Of  the $5,826,167 net unrealized gain on open contracts at March

31, 2000, $5,403,235 related to exchange-traded futures contracts and  $422,932  related  to off-exchange-traded  forward  currency contracts.



Of  the  $5,114,349  net unrealized gain  on  open  contracts  at

December 31, 1999, $4,663,628 related to exchange-traded futures

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


contracts  and  $450,721  related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  2000  and December 31, 1999 mature  through  December

2000.  Off-exchange-traded forward currency contracts held by the

Partnership  at  March  31,  2000 and December  31,  1999  mature through June 2000 and March 2000, respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



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

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds, in the aggregate, totaled $102,107,055 and $111,013,343 at

March  31, 2000 and December 31, 1999, respectively. With respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole

counterparty   on  all  of  such  contracts,  to  perform.    The

Partnership  has a netting agreement with Carr.  This  agreement,

which  seeks to reduce both the Partnership's and Carr's exposure

on   off-exchange-traded  forward  currency   contracts,   should

materially decrease the Partnership's credit risk in the event of

Carr's  bankruptcy or insolvency.  Carr's parent, Credit Agricole

Indosuez,  has guaranteed to the Partnership payment of  the  net liquidating  value  of  the  transactions  in  the  Partnership's account with Carr (including foreign currency contracts).

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Advisor,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures and forwards, it is expected  that the  Partnership  will  continue to own such  liquid  assets  for margin purposes.



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



Capital  Resources - The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of additional  units  of limited  partnership  interest ("Unit(s)")  in  the  future  will affect  the amount of funds available for investments in  futures interests in subsequent periods.  It is not possible to  estimate the  amount  and  therefore, the impact of future redemptions  of

Units.

Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the Partnership's operations for the three months ended March

31,  2000 and 1999, respectively, and a general discussion of its trading activities during each period.  It is important to  note,

however,  that the Trading Advisor trades in various  markets  at different  times  and that prior activity in a particular  market does  not  mean that such market will be actively traded  by  the

Trading   Advisor   or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Advisor's  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded trading  revenues, including interest income,  of  $393,845  and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 2.9% were recorded in  the  global interest rate futures markets from long  Japanese government  bond  futures positions as prices slid  lower  during

February in reaction to the Japanese yen's weakness and a higher

Nikkei  225 index.  Additional losses of approximately 2.3%  were experienced  in  the  metals  markets  from  short  gold  futures

positions  as  prices  spiked  sharply  higher  during   February

following an announcement by Placer Dome, a large producer,  that it  was  suspending  gold hedging activities.  Newly  established long  positions resulted in additional losses as gold prices fell later in the month from the weakness in the Australian dollar and the sale of seven tons of gold by the Dutch central bank.  In the global stock index futures markets, losses of approximately  0.5%

were  incurred from long S&P 500 Index futures positions as  most global equity prices reversed lower during January amid fears  of

interest  rate  hikes  and  investors'  profit-taking.   In   the

agricultural  markets,  losses  of  approximately  0.2%  resulted primarily  during  February  from long  corn  and  wheat  futures positions  as  prices in these markets declined as  a  result  of insufficient  demand and heavy rain in the U.S. production  area.

A portion of the Partnership's overall losses was offset by gains of  approximately 3.7% recorded in the energy markets  from  long crude  oil  futures positions as oil prices powered to  nine-year highs  during  the  first half of the quarter on  concerns  about future  output  levels amid dwindling stockpiles  and  increasing demand.  Total expenses for the three months ended March 31, 2000

were  $2,650,844,  resulting in a net loss  of  $2,256,999.   The

value of a Unit decreased from $2,419.78 at December 31, 1999  to

$2,366.68 at March 31, 2000.

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded trading  revenues, including interest income, of $1,801,802  and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 4.2% were recorded in  the global interest rate futures markets. During January  and

February,  losses were recorded from short Japanese bond  futures positions  as prices increased sharply due to an announcement  by the  Japanese Ministry of Finance that they would resume outright purchases of Japanese Government Bonds and on growing speculation that  the Bank of Japan may underwrite Japanese government bonds.

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

Hayami  that  he expected interest rates in Japan  to  rise  over

time.   Offsetting gains were recorded during February from short

positions  in U.S. interest rate futures as domestic bond  prices moved  lower  due  to  strong economic data  and  the  subsequent

possibility  of  inflation.   In the metals  markets,  losses  of

approximately  1.4%  were  recorded primarily  from  long  silver futures  positions  as  prices declined  during  mid-March  after

Berkshire  Hathaway's annual report failed  to  provide  any  new information on the company's silver positions.

Additional losses were recorded from short gold futures positions as  prices  rose  to a two month high early in  March  on  short-

covering  by  speculative investment funds.  In soft commodities,

losses of approximately 0.1% were recorded during March primarily from  short  coffee futures positions as prices  surged  in  late

March  as options-related buying triggered waves of buy-stops  at several key resistance levels, attracting fund short-covering.  A majority  of  these losses was offset by gains  of  approximately

2.7%  recorded  throughout the quarter in  the  currency  markets primarily  from  short euro positions as the value  of  the  U.S.

dollar  hit new highs versus the European common currency on  the strength of the U.S. economy, concerns pertaining to the economic health  of  Europe  and Japan and growing uncertainty  about  the military  action in Yugoslavia.  In the energy markets, gains  of approximately  1.6% were recorded primarily from long  crude  and heating  oil  futures positions as oil prices moved significantly higher  amid  a substantial recovery in oil prices  during  March that  was largely attributed to the news that both OPEC and  non-

OPEC  countries had reached an agreement to cut total  output  by approximately two million barrels a day beginning April 1,  1999.

In the global stock index futures markets, gains of approximately

0.4% were recorded during March primarily from long positions  in

ASE  All  Ordinaries  Index futures as  Australian  stock  prices increased  in  response to the historic price levels  reached  by

U.S. equities and on growing optimism regarding the economic well being of the Pacific Rim. Total expenses for the three months ended March 31, 1999 were $2,933,415, resulting in a net loss of

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



The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   The  historical observation period of  the  Partner-

ship's   VaR  is  approximately  four  years.  The  one-day   99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of March 31, 2000 and 1999. As

of   March   31,   2000   and  1999,  the   Partnership's   total

capitalization was approximately $100 million and  $126  million,

respectively.

     Primary Market      March 31, 2000      March 31, 1999
     Risk Category       Value at Risk       Value at Risk

     Interest Rate           (1.92)%             (1.50)%

     Currency                (1.73)              (2.88)

     Equity                  (0.75)              (0.57)

     Commodity               (1.24)              (0.63)

     Aggregate Value at Risk (3.09)%             (3.42)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.



Primary Market Risk Category       High        Low        Average

Interest Rate                      (1.92)%   (1.50)%     (1.69)%

Currency                           (2.88)    (1.73)      (2.32)

Equity                             (0.75)    (0.33)      (0.52)

Commodity                          (1.24)    (0.63)      (0.89)

Aggregate Value at Risk            (3.42)%   (2.73)%     (3.01)%



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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis at March 31, 2000 and for the end  of  the  four quarterly reporting periods from April 1, 1999 through March  31,

2000.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk.  There  can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial. The  Partnership  also maintains  a  substantial  portion  (approximately  80%)  of  its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest  Rate.   The primary market exposure in the  Partnership

was  in  the interest rate sector.  Exposure was primarily spread across the U.S., European, Japanese and Australian interest  rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

The  G-7  countries consist of the U.S., Britain, Canada, France,

Germany,  Italy and Japan.  However, the Partnership  also  takes futures  positions  in the government debt of smaller  nations  -

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest rates which have the most effect on the Partnership  are

changes  in long-term, as opposed to short-term rates.   Most  of

the speculative futures positions held by the Partnership are  in medium-  to long-term instruments.  Consequently, even a material change  in  short-term  rates would have  little  effect  on  the

Partnership,  were  the  medium- to  long-term  rates  to  remain steady.



Currency.  The second largest market exposure at March  31,  2000 was in the currency complex.  The Partnership's currency exposure is  to  exchange rate fluctuations, primarily fluctuations  which disrupt the historical pricing  relationships  between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies.  For the quarter ended March 31, 2000, the

Partnership's  major  exposures  were  in  outright  U.S.  dollar

positions.   Outright positions consist of the  U.S.  dollar  vs.

other  currencies.  These other currencies include the major  and

minor  currencies.   Demeter does not anticipate  that  the  risk

profile   of  the  Partnership's  currency  sector  will   change

significantly  in  the future.  The currency trading  VaR  figure includes foreign margin amounts converted into U.S. dollars  with an  incremental  adjustment to reflect  the  exchange  rate  risk inherent to the dollar-based Partnership in expressing VaR  in  a functional currency other than dollars.



Equity.   The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  March  31,  2000,  the  Partnership's  primary

exposures   were  in  the  S&P  500  (U.S.)  and  All  Ordinaries

(Australia) stock indices.  The Partnership is primarily  exposed to the risk of adverse price trends or static markets in the U.S.

and  Japanese  indices.  (Static markets would  not  cause  major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses).



Commodity.

Energy.  On March 31, 2000, the Partnership's energy exposure was shared by futures contracts in the oil and natural gas markets.

Price movements in these markets result from political developments in the Middle East, weather patterns, and other

economic  fundamentals.   It  is possible  that  volatility  will

remain  high and that significant profits and losses, which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and is expected to continue in this choppy pattern.



Metals.  The Partnership's primary metals market exposure  is  to

fluctuations  in  the  price of gold and  silver.   Although  the

Trading  Advisor will, from time to time, trade base metals  such as  aluminum, copper and zinc, the principal market exposures  of the  Partnership have consistently been in precious metals,  gold

and  silver.   Exposure was evident in the gold  market  as  gold

prices  were  volatile during the quarter.   Silver  prices  have

remained volatile over this period, and the Trading Advisor  has,

from   time   to  time,  taken  positions  as  perceived   market

opportunities developed. Demeter anticipates that gold and silver

will   remain  the  primary  metals  market  exposure   for   the

Partnership.



Soft  Commodities  and Agriculturals.  On  March  31,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure, however, was in the coffee, sugar and corn markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances are in Australian dollars, euros  and  British

pounds.   The Partnership controls the non-trading risk of  these

balances by regularly converting these balances back into dollars upon liquidation of the respective position.



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

                   PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion.)



Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and Dean Witter  Futures

and  Currency  Management, Inc. ("DWFCM") and  Robert  E.  Murray

replaced him as Chairman of the Board of Demeter and DWFCM.



Demeter  has determined, commencing in May 2000, to transfer  the

Partnership's  futures and options clearing from Carr  to  Morgan

Stanley & Co. Incorporated ("MS & Co."), an affiliate of Demeter,

while  trades  on the London Metal Exchange will  be  cleared  by

Morgan  Stanley  &  Co. International Limited ("MSIL"),  also  an affiliate  of  Demeter.  In addition, MS & Co. and  MSIL,  rather

than   Carr,  will  act  as  the  counterparty  on  all  of   the

Partnership's  foreign  currency  forward  trades.   Dean  Witter

Reynolds  Inc. will continue to act as the non-clearing commodity broker for the Partnership.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits

          10.02 Amended and Restated Customer Agreement dated as of December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is filed herewith.

          10.03 Customer Agreement dated as of December 1, 1997, between the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is filed herewith.

          10.04 International Foreign Exchange Master Agreement dated as of August 1, 1997, between the Partnership and Carr Futures,
                    Inc. is filed herewith.

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



                         Dean Witter Portfolio Strategy
                         Fund L.P. (Registrant)

                         By:  Demeter Management Corporation
                             (General Partner)

May 12, 2000             By:  /s/       Lewis A. Raibley, III
                                 Lewis A. Raibley, III
                                   Director and Chief Financial
                                   Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.