Form 10-Q
period 2000-06-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2000-08-11
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period _________________to__________  ______

Commission File Number 0-19046


            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

     (Exact name of registrant as specified in its charter)



          Delaware                                13-3589337
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY             10048
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

Yes    X            No___________



            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 2000


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

     Statements of Financial Condition
     June 30, 2000 (Unaudited) and December 31, 1999.........2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited)......................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)......................4

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 2000 and 1999
     (Unaudited).............................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)......................6

     Notes to Financial Statements (Unaudited) ...........7-11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations.......................................12-22

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk ...............................22-34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................35-36

Item 5. Other Information...................................36

Item    6.        Exhibits    and    Reports    on    Form     8-
K....................37



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                       June 30,      December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             85,464,391     106,349,715

   Net   unrealized   gain   on  open  contracts   (MS   &   Co.)
594,675                                   -
    Net    unrealized    loss    on   open    contracts    (MSIL)
(31,675)                                   -
  Net unrealized gain (loss) on open contracts (Carr)   (202,330)
5,114,349

  Total  net  unrealized gain on open contracts     360,670    5,
114,349
      Total Trading Equity        85,825,061     111,464,064

Interest receivable (DWR)              336,161        383,707
Due from DWR                         142,659  ______-____

                                  Total Assets    86,303,881       111,847,771


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               1,737,665       2,177,256
 Management fees payable             287,227         372,503
 Accrued administrative expenses     135,845          96,794

      Total Liabilities            2,160,737       2,646,553

Partners' Capital

 Limited Partners (39,682.444 and
      44,552.639 Units, respectively)82,939,261  107,807,427
 General Partner (576 Units)      1,203,883        1,393,791

 Total Partners' Capital           84,143,144    109,201,218

  Total  Liabilities and Partners' Capital   86,303,881     111,8
47,771


NET ASSET VALUE PER UNIT            2,090.07         2,419.78

           The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Quarters Ended June 30,


2000                                   1999

$                                                      $
REVENUES
 Trading profit (loss):
    Realized                     (4,804,552)    6,993,609
    Net change in unrealized     (5,465,497)    6,084,623
      Total Trading Results     (10,270,049)   13,078,232
 Interest Income (DWR)             1,070,141    1,125,512
      Total Revenues             (9,199,908)   14,203,744

EXPENSES

 Brokerage commissions (DWR)       1,276,823    1,351,067
 Management    fees                       915,286       1,326,417
 Transaction   fees   and   costs           102,945        91,363
 Administrative expenses             28,000         26,000
 Incentive fees                 _______-___    1,548,449

      Total Expenses               2,323,054     4,343,296

NET INCOME (LOSS)               (11,522,962)     9,860,448

NET INCOME (LOSS) ALLOCATION

   Limited   Partners                 (11,363,636)      9,743,517
General Partner                    (159,326)      116,931
NET INCOME (LOSS) PER UNIT

   Limited   Partners                     (276.61)         203.01
General Partner                     (276.61)      203.01



          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                               For the Six Months Ended June 30,



2000                                   1999

$                                                      $
REVENUES
 Trading profit (loss):
        Realized                        (6,272,200)    15,412,575
Net change in unrealized         (4,753,679)   (1,613,558)
      Total Trading Results     (11,025,879) 13,799,017
 Interest Income (DWR)             2,219,816   2,206,529
      Total Revenues             (8,806,063)   16,005,546

EXPENSES

   Brokerage   commissions   (DWR)         2,709,089    2,859,406
Management fees                    1,990,698  2,614,600
 Transaction fees and costs          212,111    202,256
 Administrative expenses              62,000         52,000
    Incentive fees                ______-___    1,548,449

                                                Total    Expenses
4,973,898                                      7,276,711

NET INCOME (LOSS)               (13,779,961)    8,728,835

NET INCOME (LOSS) ALLOCATION

    Limited    Partners                 (13,590,053)    8,624,678
General Partner                    (189,908)    104,157
NET INCOME (LOSS) PER UNIT

    Limited   Partners                     (329.71)        180.83
General Partner                     (329.71)     180.83


          The accompanying notes are an integral part of these financial statements.


            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)




                          Units of

Partnership               Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
 December 31, 1998   50,478.250  $129,638,096       $1,496,356   $131,134,452

Net                                                        Income
-                                8,624,678  104,157  8,728,835

Redemptions               (2,606.120)                 (6,842,495)
-                                            (6,842,495)

Partners' Capital,
 June 30, 1999         47,872.130          $131,420,279          $1,600,513
$133,020,792




Partners' Capital,
 December 31, 1999   45,128.639  $107,807,427       $1,393,791   $109,201,218

Net                                                          Loss
-                                 (13,590,053)  (189,908)  (13,77
9,961)

Redemptions              (4,870.195)                 (11,278,113)
-                                            (11,278,113)

Partners' Capital,
 June 30, 2000         40,258.444          $82,939,261           $1,203,883
$84,143,144









           The accompanying notes are an integral part of these financial statements.


            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                 (13,779,961)              8
,728,835
Noncash item included in net income (loss):
      Net  change  in  unrealized         4,753,679             1
,613,558
(Increase) decrease in operating assets:
    Interest receivable (DWR)          47,546            (11,859)
Due        from        DWR                              (142,659)
-

Increase (decrease) in operating liabilities:
         Management      fees      payable               (85,276)
10,908
Accrued    administrative   expenses        39,051         27,387
Incentive        fees       payable                     _____-___
1,236,297
Net cash provided by (used for) operating activities  (9,167,620)
11,605,126

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable(439,591)       134,016
Redemptions        of       Units                    (11,278,113)
(6,842,495)

Net    cash   used   for   financing   activities    (11,717,704)
(6,708,479)

Net  increase  (decrease)  in  cash   (20,885,324)              4
,896,647
Balance     at     beginning     of     period        106,349,715
119,724,918
Balance     at     end     of     period               85,464,391
124,621,565



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



The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR").  Morgan Stanley &  Co.,  Inc.

("MS  &  Co.")  and  Morgan Stanley & Co.  International  Limited

("MSIL") provide clearing and execution services.  Prior to  June

2000, Carr Futures Inc. provided clearing and execution services.

Demeter, DWR, MS & Co. and MSIL are wholly-owned subsidiaries  of

Morgan Stanley Dean Witter & Co.  John W. Henry & Company, Inc.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(the   "Trading   Advisor")  is  the  trading  advisor   to   the

Partnership.


2.  Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on a prevailing rate  on  U.S.  Treasury  bills. The Partnership  pays  brokerage commissions to DWR.



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

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after June 15,

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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



The  net  unrealized gain on open contracts  are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $360,670  and

$5,114,349 at June 30, 2000 and December 31, 1999, respectively.



Of the $360,670 net unrealized gain on open contracts at June 30,

2000,  $923,048 related to exchange-traded futures contracts  and

$(562,378)   related  to  off-exchange-traded  forward   currency

contracts.

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



Exchange-traded futures contracts held by the Partnership at June

30,  2000  and  December 31, 1999 mature through  June  2001  and

December   2000,   respectively.    Off-exchange-traded   forward

currency  contracts held by the Partnership at June 30, 2000  and

December  31, 1999 mature through September 2000 and March  2000,

respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties, with respect to most of the Partnership's assets.

Exchange-traded futures contracts are marked to market on a daily

basis,  with variations in value settled on a daily basis.   DWR,

MS  & Co., and MSIL each as a futures commission merchant for the

Partnership's exchange-traded futures contracts, are required,

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC"), to segregate from their own assets, and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures contracts, including an  amount  equal to the net unrealized gain on all open  futures contracts, which funds, in the aggregate, totaled $86,387,439 and

$111,013,343   at   June  30,  2000  and   December   31,   1999,

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

MS  &  Co.,  the  sole counterparty on all of such contracts,  to perform.  The Partnership has a netting agreement with MS  &  Co.

This agreement, which seeks to reduce both the Partnership's  and

MS  &  Co.'s  exposure  on off-exchange-traded  forward  currency contracts,  should  materially decrease the Partnership's  credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures trading accounts established  for  the  Trading

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



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign  currency.  The  markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating

unfavorable   positions  in  such  markets,  subjecting   it   to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



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

Units.

Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the  Partnership's operations for the quarter and six  months ended  June  30,  2000  and  1999, respectively,  and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisor or will  be  profitable  in  the

future.    Consequently,  the  results  of  operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  losses net of interest income of  $9,199,908  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 6.8% were  recorded  in  the global  interest rate futures markets primarily from short German bond  futures positions, particularly during May, as prices  were pushed higher by a rise in U.S. bond prices. U.S. interest rate futures, long- and short-end of the yield curve, were also unprofitable  early  in the quarter as inflation  concerns  drove bond prices downward.  Short U.S. interest rate futures positions incurred  additional losses later in the quarter as U.S. interest rate  future prices rallied after a 50 basis point rate  hike  by the  Federal  Reserve.  Additional losses of  approximately  5.7%

were  experienced  in the currency markets primarily  from  short

Japanese yen positions as the value of the yen appreciated during

May  and  June due to signals that an end is near to Japan's  16-

month  old  zero  interest rate policy and speculation  that  the

Japanese government was considering a stimulus package after  the

G8 summit meeting in late July.  In the metals markets, losses of approximately  0.7%  were  incurred primarily  from  long  silver futures  positions during late June as prices  declined  on  fund selling  and  the climb in the U.S. dollar against the  euro  and other  major currencies.  Short gold futures positions were  also unprofitable during June as prices increased in reaction  to  the

U.S.  dollar's  weakness and the Federal Open Market  Committee's decision to leave interest rates unchanged.  A portion of overall

Partnership  losses  was offset by gains  of  approximately  0.5%

recorded  in  the energy markets primarily from long natural  gas futures  positions as prices trended higher during May,  reaching four-year  highs,  amid  concerns that dwindling  storage  levels could  result in a tight market during the peak demand months  of winter. Additional gains of approximately 0.4% were recorded in the soft commodities markets primarily from short coffee futures positions throughout the quarter with prices falling during  June to  their  lowest levels since October 22 amid continued pressure from  bearish  technical  factors and large  warehouse  supplies.

Long  sugar  futures  positions were also  profitable  as  prices trended  to  22-month highs during June due to strong demand  and declining  production  from Brazil.  In the  global  stock  index futures  markets, gains of approximately 0.4% resulted  primarily from  short  DAX  Index futures positions as  prices  dropped  on

profit-taking  due  to  weakness in  U.S.  stock  prices.   Total

expenses   for  the  three  months  ended  June  30,  2000   were

$2,323,054, resulting in a net loss of $11,522,962.  The value of a Unit decreased from $2,366.68 at March 31, 2000 to $2,090.07 at

June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading  losses net of interest income of  $8,806,063  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 9.2% were  recorded  in  the global  interest rate futures markets primarily from short German bund  futures positions, particularly during May, as prices  were pushed  higher by the rise in U.S. prices.  Additional losses  of approximately  5.3%  were  experienced in  the  currency  markets primarily from short Japanese yen positions as the value  of  the yen  appreciated during May and June due to indications of strong first-quarter growth, signals of an end to Japan's zero interest rate policy and speculation that the Japanese government was considering  a  stimulus package after the G8 summit  meeting  in late  July.  In the metals markets, losses of approximately  3.0%

resulted  primarily from short gold futures positions  as  prices spiked  higher  during February following an  announcement  by  a large  producer  that it was suspending gold hedging  activities.

Newly established long positions resulted in additional losses as gold  prices fell in February from the weakness in the Australian dollar  and  the sale of seven tons of gold by the Dutch  central bank.  Short gold futures positions were also unprofitable during

June  as  prices  increased  in reaction  to  the  U.S.  dollar's weakness  and  the  Federal Open Market Committee's  decision  to leave  interest rates unchanged.  Smaller losses of approximately

0.1%  were  recorded  in the global stock index  futures  markets primarily  from  long  S&P 500 Index futures  positions  as  most global equity prices reversed lower during January amid fears  of interest  rate hikes and investors' profit-taking.  These  losses were  partially  offset by gains recorded from  short  DAX  Index futures positions as prices dropped on profit-taking and  due  to weakness  in  U.S. stock prices. A portion of overall Partnership losses was offset by gains of approximately 4.2% recorded in  the energy  markets primarily from long natural gas futures positions as  prices reached four-year highs during May amid concerns about dwindling  storage  levels ahead of the  peak  demand  months  of

winter.   Long  futures positions in crude oil  and  its  refined

products  were also profitable as oil prices powered to nine-year highs during the first quarter on
concerns about future output levels amid dwindling stockpiles and increasing demand.  Additional gains of approximately  0.4%  were experienced  in  the  soft commodities markets  from  long  sugar futures positions as prices trended to 22-month highs during June due to strong demand and declining production from Brazil.  Short sugar futures positions also resulted in gains during February as prices  plunged  to a nine-month low on fears of  a  world  glut.

Short  coffee  futures positions were profitable as  prices  fell during  June  to  their  lowest  levels  since  October  22  amid continued  pressure  from  bearish technical  factors  and  large warehouse supplies.  Total expenses for the six months ended June

30, 2000 were $4,973,898, resulting in a net loss of $13,779,961.

The value of a Unit decreased from $2,419.78 at December 31, 1999 to $2,090.07 at June 30, 2000.



For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading revenues including interest income of  $14,203,744 and  posted  an  increase in Net Asset Value per Unit.  The  most significant gains of approximately 4.8% were experienced  in  the global interest rate futures markets primarily from long Japanese government bond futures positions as prices rallied during  April after  the  government  proposed no new economic  spending  plan.

Investors  continued  to  choose higher yielding  long-term  debt instruments  as  opposed  to short-term  Japanese  interest  rate investments during May thus resulting in additional profits.

Short  positions in U.S. bond futures were also profitable during

May  as  domestic interest rate prices dropped sharply due  to  a rise  in  the Consumer Price Index and Alan Greenspan's  comments regarding  the  unlikely possibility of continued  U.S.  economic expansion  without  significant inflation.  Additional  gains  of

approximately   2.5%  were  recorded  in  the  currency   markets

primarily  from short positions in the euro and the  Swiss  franc during  April and June as the value of these European  currencies weakened  steadily  versus the U.S. dollar due  to  the  lack  of economic  growth in the European community, the ongoing  military

conflict in Kosovo and strong economic data out of the  U.S.   In

the  energy  markets, gains of approximately 1.8%  were  recorded primarily  from  long crude oil futures positions  early  in  the quarter  as  oil  prices rallied to their  highest  levels  since

December  1997  due  to declining inventory  levels  and  growing confidence  that oil-exporting countries are cutting  production.

Oil prices jumped higher again in June on unexpected declines  in

U.S.  stockpiles and on news of refinery outages.  Smaller  gains of  approximately 0.7% were experienced in the global stock index

futures   markets  primarily  from  long  Nikkei  Index   futures

positions  as  the Japanese benchmark index reached  its  highest level  in  more than a year and a half during June encouraged  by recent economic growth data in Japan.  These gains were partially offset  by  losses of approximately 0.4% in the soft  commodities markets primarily from long coffee futures positions as prices declined amid late May forecasts for a cool-pressure system in the major coffee producing regions, June's warm weather in Brazil and ample warehouse supplies.  Additional losses of approximately

0.4%  were  incurred  in the metal markets primarily  from  short silver  futures  positions as silver prices were  boosted  higher during  April  by  perceptions of tightening  supply  levels  and technically-driven buying. Total expenses for  the  three  months ended  June 30, 1999 were $4,343,296, resulting in net income  of

$9,860,448.   The  value of a Unit increased  from  $2,575.66  at

March 31, 1999 to $2,778.67 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading revenues including interest income of  $16,005,546 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  of approximately 5.1% were  recorded  in  the currency  markets  primarily  from short  euro  and  Swiss  franc

positions.   The  value  of  these European  currencies  weakened

versus  the  U.S. dollar throughout the first six months  of  the year on the strength of the U.S. economy, concerns pertaining  to the  economic health of Europe and Japan and growing  uncertainty about  the  military action in Yugoslavia.  Additional  gains  of approximately 3.3% were recorded in the energy markets  primarily from  long  crude  oil  futures positions  as  oil  prices  moved significantly higher during March on news that both OPEC and non-

OPEC  countries  had agreed to cut total output  beginning  April

1st.   Oil prices continued to climb during April on declines  in inventory  levels and growing confidence in production  cutbacks.

Smaller  gains of approximately 1.1% were recorded in the  global stock  index  futures positions primarily from long Nikkei  Index futures positions as Japanese equity prices experienced a  strong upward  move  during  June on news that  Japan's  gross  domestic product  had  grown  much more than market  expectations  and  on benign U.S. Consumer Price Index figures.  In the global interest rate  futures markets, gains of approximately 0.4% were  recorded primarily  from long Japanese bond futures positions  during  the second  quarter  as prices moved higher due to  no  new  economic spending plan.  A portion of these gains was offset by losses  of approximately  1.8%  in the metals markets  primarily  from  long silver  futures  positions  as prices declined  during  mid-March after  Berkshire Hathaway's annual report failed to  provide  any new  information on the company's silver positions.  Short silver futures  positions  held during April were  also  unfavorable  as prices  were  boosted higher by perceptions of tightening  supply

levels  and  technically-driven  buying.   Additional  losses  of

approximately 0.5% were recorded in the soft commodities  markets primarily  from short coffee futures positions as  prices  surged during  late March as options-related buying triggered  waves  of buy-stops at several key resistance levels, attracting fund short-

covering  and  again  during May due to cold weather  in  Brazil.

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of June 30, 2000 and 1999. As of June 30, 2000 and 1999, the Partnership's total capitalization was approximately $84 million and $133 million, respectively.

     Primary Market         June 30, 2000      June 30, 1999
     Risk Category          Value at Risk      Value at Risk

     Currency                   (1.75)%           (2.43)%

     Interest Rate               (2.07)           (1.75)

     Equity                      (0.67)           (0.33)

     Commodity                   (1.46)           (0.69)

     Aggregate Value at Risk    (2.85)%           (2.73)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the VaR of the individual Market Categories listed above. Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.

Primary Market Risk Category       High       Low      Average

Currency                           (2.88)%    (1.73)%    (2.20)%

Interest Rate                      (2.07)     (1.50)     (1.81)

Equity                             (0.75)     (0.33)     (0.58)

Commodity                          (1.46)     (0.63)     (1.01)

Aggregate Value at Risk            (3.42)%    (2.73)%    (3.02)%

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis  at June 30, 2000 and for the end  of  the  four quarterly  reporting periods from July 1, 1999 through  June  30,

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



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may represent are immaterial. At June  30,  2000  the

Partnership's cash balance at DWR was approximately  85%  of  its total  Net  Asset Value.  A decline in short-term interest  rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency. The primary market exposure in the Partnership at  June

30,  2000 was in the currency sector.  The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations

which   disrupt  the  historical  pricing  relationships  between

different  currencies and currency pairs.  Interest rate  changes as  well  as political and general economic conditions  influence these fluctuations.  The Partnership trades in a large number  of

currencies.   For  the second quarter of 2000, the  Partnership's

major exposures were in outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include the major and minor currencies.  Demeter does  not  anticipate that the risk profile of the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect the exchange rate risk inherent to the dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Interest  Rate. The second largest market exposure  at  June  30,

2000  was  in  the  global interest rate complex.   Exposure  was

primarily   spread  across  the  Japanese,  U.S.,  European   and

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

-  e.g.  Australia.  Demeter anticipates that G-7 and  Australian interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest rates, which have the most effect on the Partnership are

changes  in long-term as opposed to short-term, rates.   Most  of

the speculative futures positions held by the Partnership are  in medium- to long- term instruments.  Consequently, even a material change in short-term rates would have little effect on the

Partnership,  were  the  medium- to  long-term  rates  to  remain steady.



Equity.   The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  June  30,  2000,  the  Partnership's   primary

exposures  were  in the DAX (Germany) and S&P  500  (U.S.)  stock

indices.   The Partnership is primarily exposed to  the  risk  of

adverse  price trends or static markets in the U.S. and  Japanese indices.  Static markets would not cause major market changes but would  make  it  difficult  for the Partnership  to  avoid  being

"whipsawed" into numerous small losses.



Commodity

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.

Metals.   The Partnership's primary metals market exposure is  to

fluctuations  in  the  price of gold and  silver.   Although  the

Trading  Advisor will, from time to time, trade base metals  such as aluminum, copper and nickel, the principal market exposures of the  Partnership have consistently been in precious metals,  gold

and  silver.   Exposure was evident in the gold  market  as  gold

prices  were  volatile during the quarter.   Silver  prices  have

remained volatile over this period, and the Trading Advisor  has,

from  time to time, taken positions as they have perceived market opportunities  to  develop.  Demeter anticipates  that  gold  and silver  will  remain the primary metals market exposure  for  the

Partnership.



Soft  Commodities  and  Agriculturals.  On  June  30,  2000,  the

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency Balances.    The Partnership's primary  foreign

currency balances are in the Japanese yen and euros.  The

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

                   PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The following supplements Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended March 31,

2000 and Form 10-K for the year ended December 31, 1999:



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine  to  $495,000,  reversed all previously imposed  suspensions against the traders, reduced the fine for each of six traders to

$2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concerns improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.



Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures  Currency  Management  Inc.   Effective  July  10,  2000,

Raymond E. Koch replaced Lewis A. Raibley, III as Chief Financial

Officer of Demeter.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)    Exhibits

 3.01 Limited Partnership Agreement of the Partnership, dated  as of August 28, 1990 is incorporated by reference to Exhibit 3.01
       and Exhibit 3.02 of the Partnership's Registration   Statement on
       Form S-1 (File No. 33-36656).

10.01 Form of Amended and Restated Management Agreement among the Partnership, Demeter and JWH dated as of May 12, 1997 is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on form S-1 (File No. 333-24109).

10.02 Form of Amended and Restated Customer Agreement between the Partnership and DWR Inc dated as of September 1, 1996 is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on form S-1 (File No. 333-24109).

10.03 Amended and Restated Customer Agreement dated as of December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.02 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-19046.

10.04 Customer Agreement dated as of December 1, 1997, between the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.03 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-19046.

10.05 International Foreign Exchange Master Agreement dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.04 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, file No. 0-19046.

10.06      Customer  Agreement, dated as of May 1,  2000  between
       Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is filed herewith.

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



                         Dean Witter Portfolio Strategy
                         Fund L.P. (Registrant)

                         By:  Demeter Management Corporation
                             (General Partner)

August 11, 2000         By:/s/Raymond E. Koch     __________
                              Raymond E. Koch
                              Chief Financial Officer


The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.