Form 10-Q
period 2000-09-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2000-11-14
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                       September 30, 2000


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

     Statements of Financial Condition
     September 30, 2000 (Unaudited) and December 31, 1999....2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited).................3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited).................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 2000 and 1999
     (Unaudited).............................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited).................6

     Notes to Financial Statements (Unaudited) ...........7-12

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations.......................................13-23

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk ...............................23-35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................36

Item 5. Other Information...................................36

Item  6.     Exhibits and Reports on Form 8-K.................36-
37



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                   September 30,     December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               77,336,213    106,349,715

 Net unrealized gain on open contracts (MSIL)36,523    -
 Net  unrealized  gain  (loss) on open  contracts  (Carr)(27,544)
 5,114,349
   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(4,121,450)                              -

  Total  net  unrealized gain (loss) on open contracts(4,112,471)
5,114,349

      Total Trading Equity          73,223,742    111,464,064

Interest receivable (DWR)              334,775        383,707
Due                            from                           DWR
 174,081                                 -     _

 Total Assets                       73,732,598    111,847,771

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 1,478,130      2,177,256
 Management fees payable               245,294        372,503
 Accrued administrative expenses       144,468         96,794

      Total Liabilities              1,867,892      2,646,553

Partners' Capital

 Limited Partners (37,364.976 and
   44,552.639 Units, respectively)  70,773,694    107,807,427
 General Partner (576 Units)         1,091,012       1,393,791

 Total Partners' Capital            71,864,706    109,201,218

  Total  Liabilities  and Partners' Capital73,732,598       111,8
47,771

NET ASSET VALUE PER UNIT              1,894.12         2,419.78

          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                              For the Quarters Ended September 30,


2000                                   1999

$                                                      $
REVENUES
 Trading profit (loss):
    Realized                     (2,211,418)   2, 667,394
    Net change in unrealized     (4,473,141)   (9,068,839)
      Total Trading Results      (6,684,559)  (6,401,445)
 Interest Income (DWR)             1,007,333    1,205,901
      Total Revenues             (5,677,226)   (5,195,544)

EXPENSES

 Brokerage commissions (DWR)       1,104,091    1,450,549
 Management    fees                       788,769       1,265,929
 Transaction   fees   and   costs            61,300       102,348
 Administrative expenses             29,000         27,000

      Total Expenses               1,983,160     2,845,826

NET LOSS                         (7,660,386)    (8,041,370)

NET LOSS ALLOCATION

   Limited   Partners                  (7,547,515)    (7,944,079)
General Partner                    (112,871)     (97,291)
NET LOSS PER UNIT

   Limited   Partners                     (195.95)       (168.91)
General Partner                     (195.95)     (168.91)






          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                            For the Nine Months Ended September 30,



2000                                   1999

$                                                      $
REVENUES
 Trading profit (loss):
        Realized                        (8,483,618)    18,079,969
Net change in unrealized         (9,226,820)   (10,682,397)
      Total Trading Results     (17,710,438)  7,397,572
 Interest Income (DWR)             3,227,149      3,412,430
      Total Revenues            (14,483,289)   10,810,002

EXPENSES

   Brokerage   commissions   (DWR)         3,813,180    4,309,955
Management fees                    2,779,467  3,880,529
 Transaction fees and costs          273,411    304,604
 Administrative expenses              91,000         79,000
                            Incentive                        fees
-                                        1,548,449

                                                Total    Expenses
6,957,058                                      10,122,537

NET INCOME (LOSS)               (21,440,347)         687,465

NET INCOME (LOSS) ALLOCATION

    Limited   Partners                 (21,137,568)       680,599
General Partner                    (302,779)      6,866
NET INCOME (LOSS) PER UNIT

    Limited   Partners                     (525.66)         11.92
General Partner                     (525.66)      11.92





          The accompanying notes are an integral part of these financial statements.


            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)




                          Units of

Partnership               Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
 December 31, 1998   50,478.250  $129,638,096       $1,496,356   $131,134,452

Net                                                        Income
-                                 680,599    6,866  687,465

Redemptions               (3,570.742)                 (9,404,597)
-                                            (9,404,597)

Partners' Capital,
 September 30, 1999    46,907.508          $120,914,098          $1,503,222
$122,417,320




Partners' Capital,
   December   31,   1999       45,128.639            $107,807,427
$1,393,791                       $109,201,218

Net  Loss                 -         (21,137,568)        (302,779)
(21,440,347)

Redemptions                (7,187.663)               (15,896,165)
-                                  (15,896,165)

Partners' Capital,
    September   30,   2000      37,940.976            $70,773,694
$1,091,012                       $71,864,706












           The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                (21,440,347)            687,465
Noncash item included in net income (loss):
      Net  change  in  unrealized         9,226,820             1
0,682,397
(Increase) decrease in operating assets:
    Interest receivable (DWR)          48,932            (42,130)
Due        from        DWR                              (174,081)
(6,630)

Increase (decrease) in operating liabilities:
         Management      fees      payable              (127,209)
(31,694)
Accrued  administrative expenses        47,674             37,705
Incentive                      fees                       payable
-                                               (305,087)

Net  cash provided by (used for) operating activities(12,418,211)
11,022,026

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease   in  redemptions  payable      (699,126)              (
452,034)                                        Redemptions    of
Units (15,896,165)                            (9,404,597)
Net    cash    used    for    financing    activities(16,595,291)
(9,856,631)

Net  increase  (decrease)  in  cash   (29,013,502)              1
,165,395
Balance     at     beginning     of     period        106,349,715
119,724,918
Balance     at     end     of     period               77,336,213
120,890,313





          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition of  Dean Witter Portfolio Strategy Fund L.P. (the "Partnership").

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

("MS  &  Co.")  and  Morgan Stanley & Co.  International  Limited

("MSIL") provide clearing and execution services.  Demeter,  DWR,

MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley

Dean Witter & Co.  John W. Henry & Company, Inc. (the "Trading


                               -

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

2000, as amended by SFAS No. 137. The Partnership adopted the

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at

fair  value.   SFAS No. 133 was further amended by SFAS No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




  3)   Terms require or permit net settlement.

Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.




The  net unrealized gains (losses) on open contracts are reported as  a component of "Equity in futures interests trading accounts"

on the statements of financial condition and totaled $(4,112,471)

and  $5,114,349  at  September 30, 2000 and  December  31,  1999,

respectively.



Of  the  $4,112,471  net unrealized loss  on  open  contracts  at

September 30, 2000, $2,273,824 related to exchange-traded futures contracts  and $1,838,647 related to off-exchange-traded  forward currency contracts.



Of  the  $5,114,349  net unrealized gain  on  open  contracts  at

December 31, 1999, $4,663,628 related to exchange-traded  futures contracts  and  $450,721  related to off-exchange-traded  forward currency contracts.

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 2000 and December 31, 1999 mature through September

2001   and   December  2000,  respectively.   Off-exchange-traded

forward  currency contracts held by the Partnership at  September

30,  2000 and December 31, 1999 mature through December 2000  and

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

            DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




futures   contracts,  which  funds,  in  the  aggregate,  totaled

$75,062,389  and $111,013,343 at September 30, 2000 and  December

31,  1999,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain (loss) on  open forward  contracts  be segregated.  With respect  to  those  off-

exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all  of such  contracts,  to  perform.  The  Partnership  has  a  netting agreement  with MS & Co.  This agreement, which seeks  to  reduce both  the  Partnership's and MS & Co.'s exposure on off-exchange-

traded forward currency contracts, should materially decrease the

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

Units.

Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the Partnership's operations for the quarters and nine months ended  September 30, 2000 and 1999, respectively, and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisor or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$5,677,226  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 4.9% were recorded in  the global interest rate futures markets primarily from short

Japanese  bond  futures positions as prices surged and  long-term interest  rates dropped during mid September as investors  sought refuge from recent drops in U.S. and Japanese stock prices.

Additional losses of approximately 3.5% were experienced  in  the currency  markets primarily from trading the Japanese yen  during

August  as  the  yen  drew support from rising expectations  that

Japan's  second  quarter gross domestic product  data  will  show convincing  strength  in  the wake of  surprisingly  robust  all-

industries  figures.  In the global stock index futures  markets,

losses  of approximately 2.4% were incurred primarily from  short positions  in DAX (Germany) Index futures as prices  moved  in  a

trendless pattern throughout a majority of the quarter.   Smaller

losses  of approximately 0.4% were recorded in the metals markets primarily  from long gold futures positions during July  as  gold prices  fell after the Bank of England announced the  results  of its  gold auction, which had concluded at a lower price than most dealers  expected.  A portion of overall Partnership  losses  was offset  by  gains of approximately 1.7% recorded  in  the  energy markets primarily from long futures positions during August  with

Brent  crude oil prices hitting 10-year highs and U.S. crude  oil coming  within $1 of a new post-Gulf War record amid evidence  of

historically   low   U.S.  oil  stocks.   Additional   gains   of

approximately  0.1%  were  recorded in the  agricultural  markets primarily  from trading corn futures during July on  expectations for  a  very good harvest this year and further increases in  the amount  of grain in storage.  Total expenses for the three months ended September 30, 2000 were $1,983,160, resulting in a net loss of  $7,660,386.  The value of a Unit decreased from $2,090.07  at

June 30, 2000 to $1,894.12 at September 30, 2000.

For  the  nine  months ended September 30, 2000, the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$14,483,289  and posted a decrease in Net Asset Value  per  Unit.

The  most significant losses of approximately 12.9% were recorded in  the global interest rate futures markets primarily from short

German bund futures positions, particularly during May, as prices were pushed higher by a rise in U.S. prices.  Short Japanese bond futures  positions also contributed to losses in this complex  as prices  surged and long-term interest rates dropped  during  mid-

September  as investors sought refuge from recent drops  in  U.S.

and  Japanese  stock prices.  Additional losses of  approximately

8.0%  were  experienced  in the currency markets  primarily  from short  Japanese yen positions as the value of the yen appreciated during  May  and June due to indications of strong  first-quarter growth,  signals of an end to Japan's zero interest  rate  policy and  speculation that the Japanese government was considering  an economic  stimulus  package.  Trading  the  Japanese  yen  during

August resulted in additional losses as the yen drew support from rising  expectations that Japan's second quarter  gross  domestic product  data  would  show convincing strength  in  the  wake  of

surprisingly  robust  all-industries  figures.   In  the   metals

markets,  losses of approximately 3.3% were experienced primarily from  short gold futures positions as price spiked higher  during

February  following an announcement by a large producer  that  it was suspending gold hedging activities. Newly established long positions resulted in additional losses as prices fell later in the month from the weakness in the Australian dollar and the sale of  seven tons of gold by the Dutch central bank.  In the  global stock  index futures markets, losses of approximately  2.0%  were recorded  primarily from long S&P 500 Index futures positions  as most  global  equity  prices reversed lower during  January  amid

fears of interest rate hikes and investors' profit-taking.   Long

positions  in  U.S. stock index futures also resulted  in  losses during September as domestic stock prices declined due to jitters in the technology sector, a worrisome spike in oil prices and re-

emerging fear of inflation and higher interest rates.  A  portion

of   overall   Partnership  losses  was  offset   by   gains   of

approximately 5.5% recorded in the energy markets primarily  from long  futures positions in crude oil and its refined products  as oil prices powered to nine-year highs during the first quarter on concerns about future output levels amid dwindling stockpiles and increasing demand.  Additional gains were recorded during  August with  Brent crude oil prices hitting 10-year highs and U.S. crude oil  coming within $1 of a new post-Gulf War record amid evidence of  historically low U.S. oil stocks.  Long natural  gas  futures positions were also profitable as prices reached four-year  highs

during   May   amid  concerns  about  dwindling  stockpiles   and

increasing  demand.  Gains of approximately 0.4% were experienced in the soft commodities markets primarily from long sugar futures positions as prices trended to 22-month highs during June due  to strong demand and declining production from Brazil. Short sugar futures positions also resulted in gains during February as prices  plunged  to a nine-month low on fears of  a  world  glut.

Total expenses for the nine months ended September 30, 2000  were

$6,957,058, resulting in a net loss of $21,440,347. The value  of a Unit decreased from $2,419.78 at December 31, 1999 to $1,894.12 at September 30, 2000.



For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$5,195,544 and posted a decrease in Net Asset Value per Unit. The most significant losses of approximately 3.8% were experienced in

the   global  interest  rate  futures  markets  primarily  during

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

U.S.  interest rates remained in question.  Additional losses  of

approximately  3.1%  were  experienced  in  the  metals   markets

primarily  during September from short gold futures positions  as gold prices, which had trended lower in previous months, reversed sharply  higher  following  the Bank  of  England's  second  gold auction and an announcement of a plan by several European central

banks  to  restrict  gold  sales for five  years.   Short  silver

futures
positions  resulted  in losses during July  as  prices  increased after  a fall in U.S. market reserves and the announcement  of  a cutback in metal production.  Newly established long positions in this  market held during August resulted in additional losses  as prices  declined due to an increase in supplies.  In  the  global stock  index futures markets, losses of approximately  1.4%  were recorded in the global stock index futures markets primarily from long  S&P  500 Index futures positions as prices declined  during

July after Federal Reserve Chairman Alan Greenspan said that  the

U.S.  economy  may  be growing fast enough to  warrant  a  second interest  rate  increase.  During August,  short  S&P  500  Index futures  positions resulted in losses as prices  increased  after the  Producer Price Index for July showed that inflation remained under  control.  In the currency markets, losses of approximately

1.2% were incurred primarily from long positions in the euro  and the  Swiss  franc as the U.S. dollar rallied higher  versus  most major  currencies on August 23 amid a rally in U.S. stock  prices and  on  September 10 after an intervention by the Bank of Japan.

As a result, new short positions were established in the euro and the  Swiss  franc  only to result in additional losses  as  these currencies strengthened versus the U.S. dollar during the  latter half  of September.  These losses were partially offset by  gains from  long Japanese yen positions as the value of the yen climbed to a 44-month high versus the U.S. dollar amid continued optimism regarding  the  Japanese economy.  A portion of the Partnership's overall losses was offset by gains of approximately 3.3% recorded in the energy markets throughout the quarter primarily from long crude  oil futures positions as oil prices mounted higher  during

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

The  most significant gains of approximately 6.7% recorded in the energy markets primarily from long crude oil futures positions as

oil   prices  climbed  higher  during  April,  June,  August  and

September  amid  tightening of supply and growing global  demand.

Additional  gains  of  approximately 3.9% were  recorded  in  the currency  markets primarily from short positions in the  euro  as the  value  of  the  U.S.  dollar strengthened  versus  the  euro throughout  a  majority of the first half  of  the  year  on  the strength in the U.S. economy, concerns pertaining to the economic health of Europe and Japan, and ongoing military action in

Yugoslavia.   A  portion of the Partnership's overall  gains  was

offset  by  losses of approximately 4.9% recorded in  the  metals markets  primarily from long silver futures positions  as  prices retreated  during  mid-March  after Berkshire  Hathaway's  annual report  failed  to provide any new information on  the  company's silver positions.  Additional losses were incurred in this market during  the second quarter as supply and demand concerns resulted in  short-term  price  volatility.  In the global  interest  rate futures  markets,  losses  of approximately  3.6%  were  incurred

primarily   during  July  and  September  from   short   Japanese

government bond futures positions as prices rallied on fears that strength  in  the  Japanese  yen would  slowdown  that  country's

budding  recovery.   In the global stock index  futures  markets,

losses of approximately 0.4% were experienced primarily from long

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.  As of September 30, 2000 and 1999, the Partnership's total capitalization  was approximately $72 million and  $122  million,

respectively.

     Primary Market      September 30, 2000   September 30, 1999
     Risk Category          Value at Risk        Value at Risk

     Currency                   (2.38)%             (2.26)%

     Interest Rate               (1.10)             (1.57)

     Equity                      (1.12)             (0.42)

     Commodity                   (1.71)             (0.99)

     Aggregate Value at Risk    (3.22)%             (2.83)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the VaR of the individual Market Categories listed above. Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.

Primary Market Risk Category       High       Low      Average

Currency                          (2.38)%    (1.37)%   (1.81)%

Interest Rate                     (2.07)     (0.86)    (1.49)

Equity                            (1.12)     (0.40)    (0.73)

Commodity                         (1.71)     (0.66)    (1.27)

Aggregate Value at Risk          (3.22)%     (1.72)%   (2.72)%

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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and for the end of the four

quarterly   reporting  periods  from  October  1,  1999   through

September  30, 2000.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage or monitor  risk.

There can be no assurance that the Partnership's actual losses on a  particular day will not exceed the VaR amounts indicated above or  that  such losses will not occur more than 1 in  100  trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. At September 30, 2000 the

Partnership's cash balance at DWR was approximately  87%  of  its total Net Asset Value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.



Currency.   The  primary market exposure in  the  Partnership  at

September 30, 2000 was in the currency sector.  The Partnership's currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large

number  of  currencies.   For  the third  quarter  of  2000,  the

Partnership's  major  exposures  were  in  outright  U.S.  dollar

positions.   Outright positions consist of the  U.S.  dollar  vs.

other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk profile of the  Partnership's currency sector will change  significantly  in

the  future.   The  currency trading VaR figure includes  foreign

margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based  Partnership  in  expressing  VaR  in  a  functional currency other than dollars.



Interest  Rate.  The second largest market exposure at  September

30,  2000 was in the global interest rate complex.  Exposure  was primarily spread across the Japanese, U.S. and European  interest rate  sectors.  Interest rate movements directly affect the price of  the  sovereign bond futures positions held by the Partnership and  indirectly affect the value of its stock index and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

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



Equity.    The primary equity exposure at September 30, 2000  was

to  equity  price  risk in the G-7 countries.   The  stock  index

futures  traded by the Partnership are by law limited to  futures

on  broadly  based  indices.   As  of  September  30,  2000,  the

Partnership's  primary exposures were in the NASDAQ  (U.S.),  DAX

(Germany)  and S&P 500 (U.S.) stock indices.  The Partnership  is primarily  exposed to the risk of adverse price trends or  static markets  in the U.S. and Japanese indices.  Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses.



Commodity

Energy.  On September 30, 2000, the Partnership's energy exposure was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.

Metals.   The  Partnership's primary metals  market  exposure  at

September 30, 2000 was to fluctuations in the price of  gold  and

silver.   Although certain Trading Advisors will,  from  time  to

time, trade base metals such as copper, aluminum and nickel,  the principal  market exposures of the Partnership have  consistently been  in  precious metals, gold and silver.  Exposure was evident in the gold market as gold prices continued to be volatile during

the  quarter.   Silver prices have remained  volatile  over  this

period,  and  the Trading Advisor has, from time to  time,  taken positions as they have perceived market opportunities to develop.

Demeter  anticipates that gold and silver will remain the primary metals market exposure for the Partnership.



Soft  Commodities and Agriculturals.  On September 30, 2000,  the

Partnership  had  exposure  in the markets  that  comprise  these

sectors.   Most of the exposure, however, was in the sugar,  corn

and  cotton  markets.   Supply  and demand  inequalities,  severe

weather disruption and market expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances at September 30, 2000 were in  British  pounds and  Canadian  dollars. The Partnership controls the  non-trading risk  of  these  balances by regularly converting these  balances back into dollars upon liquidation of the respective position.



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

                   PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

Please refer to Legal Proceedings previously disclosed in the

Partnership's Form 10-Q(s) for the quarters ended March 31, 2000 and June 30, 2000 and Form 10-K for the year ended December 31,

1999.



Item 5.   OTHER INFORMATION

Commencing  December  1, 2000, the management  fee  paid  by  the

Partnership to the Trading Advisor will be reduced from a 4% to a

2%  annual rate.  Additionally, the quarterly incentive fee  paid by  the  Partnership to the Trading Advisor will be changed  from

15%  to 20% of trading profits, as determined from the end of the last  period in which an incentive fee was earned.  No  incentive fee  will  be  paid  to the Trading Advisor  unless  the  Trading

Advisor  recoups all prior trading losses and has again  achieved net new high trading profits for the period.



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

10.03 Amended and Restated Customer Agreement dated as of December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.02 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-19046).

10.04 Customer Agreement dated as of December 1, 1997, between the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.03 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-19046).

10.05 International Foreign Exchange Master Agreement dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.04 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-19046).

10.06 Customer Agreement, dated as of May 1, 2000, between Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
       10.06 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File No. 0-19046).

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



                         Dean Witter Portfolio Strategy
                         Fund L.P. (Registrant)

                         By:  Demeter Management Corporation
                              (General Partner)


November 14, 2000       By:/s/Raymond E. Koch              _
                              Raymond E. Koch
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.