Form 10-K
period 2000-12-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2001-04-02
CIK 867495

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 2000 or

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

             Units of Limited Partnership Interest

                        (Title of Class)

      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No  _____
      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $93,459,240 at January 31, 2001.


               DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)


          DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 2000

                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . .. . . . . . . . . . . . .
 . . 1

Part I .

  Item  1.Business. . . . . . . . . . . . . . . . . . . . . . . .
 .2-4

  Item  2.Properties. . . . . . . . . . . . . . . . . . . . . . .
 . .4

   Item  3.Legal Proceedings. . . . . . . . . . . . . . . . . . .
 . 4-5

   Item  4.Submission of Matters to a Vote of Security Holders. .
 . ..5

Part II.

   Item  5.                                        Market for the
Registrant's Partnership Units
           and Related Security Holder Matters. . . . . . . . . .
 . ..6

  Item  6.Selected Financial Data . . . . . . . . . . . . . . . .
 . .7

  Item  7.Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
8-18

  Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk. . . . . . . . . . . . . . . . . . . . . .
18-31

  Item  8. Financial Statements and Supplementary Data. . . . . .
 . .32

  Item  9.Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . .32
Part III.

   Item 10.Directors and Executive Officers of the Registrant.  .
33-37

  Item 11. Executive Compensation . . . . . . . . . . . . . . . .
 .  37

  Item 12.Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . .  .  .
 . .37

   Item 13. Certain Relationships and Related Transactions . .  .
 ..37-38

Part IV.

    Item   14.                                          Exhibits,
Financial Statement Schedules, and
           Reports on Form 8-K. . . . . . . . . . . . . . .  .  .
 . .39



            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

     Partnership's Prospectus dated
     May 12, 1997                                     I

     Annual Report to Dean Witter
     Portfolio Strategy Fund L.P.
     Limited Partners for the year
     ended December 31, 2000                  II, III and IV































<page
                           PART I

Item 1.  BUSINESS

(a)  General  Development  of  Business.  Dean  Witter  Portfolio

Strategy Fund L.P. (formerly, Dean Witter Principal Secured  Fund

L.P.)  (the  "Partnership")  is  a Delaware  limited  partnership organized  to  engage  primarily in the  speculative  trading  of futures  and forward contracts on physical commodities and  other commodity interests.



The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter  Reynolds  Inc.  ("DWR").   The  clearing  commodity

brokers  are  Morgan Stanley & Co. Inc. ("MS & Co.")  and  Morgan

Stanley  &  Co.  International  Limited  ("MSIL")  which  provide clearing and execution services.  Demeter, DWR, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

("MSDW").  John W. Henry & Company, Inc. (the "Trading  Manager")

is the trading manager to the Partnership.



The Partnership's net asset value per unit of limited partnership interest  ("Unit(s)")  as of December 31,  2000,  was  $2,658.72,

representing an increase of 9.9 percent from the net asset  value per  Unit of $2,419.78 at December 31, 1999.  For a more detailed description of the Partnership's business see subparagraph (c).

(b)   Financial   Information  about  Segments.   For   financial

information  reporting  purposes the  Partnership  is  deemed  to engage  in  one  industry  segment, the  speculative  trading  of

futures  and  forwards.   The relevant financial  information  is

presented in Items 6 and 8.



(c) Narrative Description of Business.  The Partnership is in the

business of speculative trading of futures and forwards, pursuant to  trading instructions provided by its Trading Manager.  For  a detailed description of the different facets of the Partnership's business,  see  those  portions of the Partnership's  prospectus,

dated  May 12, 1997 (the "Prospectus"), incorporated by reference in this Form 10-K, set forth below:

  Facets of Business

    1. Summary                   1.  "Summary of the Prospectus"
                                     (Pages 1-12 of the
                                      Prospectus).

    2. Futures, Options and      2.  "Futures, Options and
       Forwards Markets               Forwards Markets" (Pages
                                      48-52 of the Prospectus).

    3. Partnership's Commodity   3.  "Investment Programs,
       Trading Arrangements and       Use of Proceeds, and
       Policies                       Trading Policies" (Page
                                      66 of the Prospectus)
                                      and "The Trading Advisor"
                                      (Pages 55-74 of the
                                      Prospectus).

       4.         Management   of  the    4.    "The   Management
       Agreement"
       Partnership                    (Pages 76-77 of the
                                      Prospectus). "The
                                        General  Partner"  (Pages
45-47 of the Prospectus),
                                      "The Commodity Brokers"
                                      (Page 75 of the
                                      Prospectus) and "The
                                          Limited     Partnership
Agreement" (Pages 79-82
                                      of the Prospectus).

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

(d)    Financial Information about Geographic Areas.

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

10048.



Item 3.  LEGAL PROCEEDINGS

Similar  class actions were filed in 1996 in California  and  New

York State courts.  Each of these actions were dismissed in 1999.

However, the New York State class action discussed below is still pending  because plaintiffs appealed the trial court's  dismissal of their case on March 3, 2000.

On  September 18 and 20, 1996, purported class actions were filed in  the  Supreme Court of the State of New York, New York County,

on  behalf  of all purchasers of interests in limited partnership commodity  pools  sold  by  DWR.  Named defendants  include  DWR,

Demeter, MSDW, the Partnership (under its original name), certain limited  partnership  commodity pools of  which  Demeter  is  the general  partner and certain trading managers to those  pools.  A consolidated and amended complaint in the action pending  in  the

Supreme  Court of the State of New York was filed on  August  13,

1997,  alleging  that the defendants committed fraud,  breach  of fiduciary duty, and negligent misrepresentation in the  sale  and operation of the various limited partnership commodity pools. The

complaints   sought  unspecified  amounts  of  compensatory   and

punitive  damages and other relief.  The New York  Supreme  Court dismissed  the  New  York action in November  1998,  but  granted plaintiffs leave to file an amended complaint, which they did  in early  December 1998.  The defendants filed a motion  to  dismiss

the  amended  complaint with prejudice on February 1,  1999.   By

decision  dated  December 21, 1999, the New  York  Supreme  Court

dismissed the case with prejudice.   However, on March  3,  2000,

plaintiffs appealed the trial court's dismissal of their case.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item 5.   MARKET  FOR  THE  REGISTRANT'S  PARTNERSHIP  UNITS  AND
          RELATED SECURITY HOLDER MATTERS



(a) Market Information

There  is  no established public trading market for the Units  in the Partnership.



(b) Holders

The  number  of  holders  of  Units  at  December  31,  2000  was approximately 5,517.



(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  trading operations on February 1, 1991.   Demeter  has

sole  discretion to decide what distributions, if any,  shall  be made to investors in the Partnership.  Demeter currently does not intend to make any distribution of Partnership profits.


Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                     For the Years Ended December 31,
                                  2000        1999         1998            1997
1996


Total Revenues
(including  interest)      15,787,350    4,487,760   24,626,159    21,459,210
28,663,110


Net Income (Loss)           6,757,737    (8,217,948)  11,471,105   10,733,401
18,393,949


Net Income (Loss)
Per Unit (Limited
& General Partners)           238.94        (178.06)      224.48        240.57
433.35

Total  Assets         97,229,865     111,847,771    133,033,164   135,545,105
91,201,711


Total Limited
Partners' Capital          93,758,471    107,807,427 129,638,096   131,363,711
85,273,194


Net Asset Value Per
Unit                               2,658.72         2,419.78         2,597.84
2,373.36    2,132.79









Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures and forwards trading accounts  established  for the Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing  bank accounts  or  in  securities  and instruments  permitted  by  the

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



The  Partnership's investment in futures and forwards  may,  from time  to  time,  be illiquid.  Most U.S. futures exchanges  limit fluctuations  in  prices  during  a  single  day  by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  contract  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no trading.  These market conditions could
prevent  the  Partnership from promptly liquidating  its  futures contracts and result in restrictions on redemptions.



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



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures  and forwards in subsequent periods.  It is not  possible to  estimate  the  amount  and therefore  the  impact  of  future redemptions of Units.



Results of Operations.

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of  the  Partnership's  operations  for  the  three  years  ended

December  31,  2000  and  a  general discussion  of  its  trading activities during each period.  It is important to note, however,

that  the  Trading Manager trades in various markets at different times  and  that prior activity in a particular market  does  not mean  that  such  market will be actively traded by  the  Trading

Manager  or will be profitable in the future.  Consequently,  the results of operations of the Partnership are difficult to discuss other  than  in  the  context  of its Trading  Manager's  trading activities  on behalf of the Partnership as a whole and  how  the

Partnership has performed in the past.


At  December  31,  2000,  the  Partnership's  total  capital  was

$95,289,891,  a  decrease of $13,911,327 from  the  Partnership's total capital of $109,201,218 at December 31, 1999.  For the year ended December 31, 2000, the Partnership generated net income  of

$6,757,737, and total redemptions aggregated $20,669,064.



For  the  year ended December 31, 2000, the Partnership  recorded total trading revenues, including interest income, of $15,787,350

and  posted  an  increase in net asset value per Unit.   Overall,

three  major themes developed during the year; the rise in energy prices,  the decline and revival of the euro, and the bond  rally caused by expectations of the central banks easing in the face of an economic slowdown. All were interrelated and display how different trends will feed on each other to create continual or rotating opportunities across sectors.  Energy positions were the primary  driver of performance, with gains of approximately  9.4%

in  year to date performance for the Partnership.  The price rise in  crude oil futures was due to a shortage of production to meet the unexpected high demand around the world.  The demand side  of the equation was the main driver of price.  Futures positions  in global  stock indices, currencies and interest rates  also  fared well  for the year.  Positions in interest rate futures benefited when,  from a level of 4.75% in May of 1999, the Federal  Reserve

Bank increased the target rate six times, reaching a high of 6.5%

in May of 2000.  Given the lagged relationship between changes in money and real economic activity and inflation, the impact of the

tightening was not fully realized until the fourth quarter.   All

this  upheaval  created profitable opportunities  in  the  fourth quarter with a stock market sell-off matched by a tremendous bond

rally.   Currencies benefited from the strong trend in the  euro,

but  the  deterioration of the yen during the last two months  of

2000  from the economic problems in Japan was a key boost to this sector.  Metals and agricultural commodity futures ended the year unprofitable.  Metals primarily suffered from positions  in  gold

futures and agricultural commodities from cotton futures.   Total

expenses for the year were $9,029,613, resulting in net income of

$6,757,737.   The  net  asset value  of  a  Unit  increased  from

$2,419.78 at December 31, 1999 to $2,658.72 at December 31, 2000.

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

Additional  gains  of approximately 6.93% were  recorded  in  the currency markets due primarily to the re-emergence of the  upward momentum in the U.S. dollar relative to the euro and Swiss franc,

as  well  as  the continued strength of the Japanese  yen  versus other  major currencies during November.  Total expenses for  the year were $12,705,708, resulting in a net loss of 8,217,948.  The net  asset  value of a Unit decreased from $2,597.84 at  December

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

Japan.   Later  in the year, profits were recorded in  this  same

market from
short  positions as prices moved lower following  a  sharp  spike higher in Japanese bond yields during December.  Additional gains were  recorded  from  long positions in  European  interest  rate futures, particularly German bond futures, as prices increased as investors flocked to the safety of fixed income investments  amid

the  economic  turmoil in Asia and emerging  nations.   Gains  of

approximately   3.33%  were  recorded  in  the  energy   markets,

primarily from short positions in crude oil futures as oil prices fell  throughout a majority of the year, despite tensions in  the

Middle East, on reports of a supply surplus.  Total expenses  for

the   year   were  $13,155,054,  resulting  in  net   income   of

$11,471,105.   The  net  asset value of  a  Unit  increased  from

$2,373.36 at December 31, 1997 to $2,597.84 at December 31, 1998.



The  Partnership's  overall performance record represents  varied results  of  trading in different futures and  forwards  markets.

For  a further description of 2000 trading results, refer to  the letter  to the Limited Partners in the accompanying Annual Report to  Limited Partners for the year ended December 31, 2000,  which is  incorporated by reference to Exhibit 13.01 of this Form 10-K.

The  Partnership's  gains  and losses  are  allocated  among  its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and credit
risk.   The  Partnership  may trade futures  and  forwards  in  a

portfolio  of agricultural commodities, energy products,  foreign currencies,  interest  rates,  precious  and  base  metals,  soft commodities and stock indices.  In entering into these contracts,

the Partnership is subject to the market risk that such contracts may  be  significantly influenced by market conditions,  such  as interest rate volatility, resulting in such contracts being  less

valuable.   If  the  markets  should  move  against  all  of  the

positions  held by the Partnership at the same time, and  if  the

Trading   Manager   was  unable  to  offset  positions   of   the

Partnership,  the Partnership could lose all of  its  assets  and investors would realize a 100% loss.



In  addition  to  the  Trading Manager's internal  controls,  the

Trading  Manager  must comply with the trading  policies  of  the

Partnership.   These  trading  policies  include  standards   for

liquidity  and leverage with which the Partnership  must  comply.

The Trading Manager and Demeter monitor the Partnership's trading activities  to  ensure  compliance  with  the  trading  policies.

Demeter  may  require the Trading Manager to modify positions  of

the   Partnership   if   Demeter  believes   they   violate   the

Partnership's trading policies.



In addition to market risk, in entering into futures and forwards contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations  to  the Partnership.  The ultimate  counterparty  or guarantor of the Partnership for futures contracts traded in  the

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

Partnership   to   a  single  exchange  and,  historically,   the

Partnership's exposure to any one exchange has typically amounted

to  only  a small percentage of its total net assets.   On  those

relatively few occasions where the Partnership's credit  exposure may climb above that level, Demeter deals with the situation on a case  by  case  basis, carefully weighing whether  the  increased level  of credit exposure remains appropriate.  Material  changes to  the  trading policies may be made only with the prior written approval  of the Limited Partners owning more than 50%  of  Units then outstanding.



Third,  with respect to forward contract trading, the Partnership trades  with  only  those counterparties which Demeter,  together with  DWR,  have determined to be creditworthy.  The  Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 2000, which is incorporated by reference to Exhibit 13.01 of in this Form 10-K.



Item 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
         RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all  of  the

Partnership's  assets  are at risk of trading  loss.   Unlike  an

operating  company, the risk of market-sensitive  instruments  is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures  and  forwards  traded by  the  Partnership  involve varying  degrees of related market risk.  Market  risk  is  often dependent  upon  changes in the level or volatility  of  interest rates,  exchange  rates, and prices of financial instruments  and

commodities.   Fluctuations  in  market  risk  based  upon  these

factors  result  in  frequent changes in the fair  value  of  the

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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures and forwards are settled daily through  variation margin.

The  Partnership's risk exposure in the market sectors traded  by the  Trading Manager is estimated below in terms of Value at Risk

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

Demeter  or  the  Trading Manager in its  daily  risk  management activities.



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by primary market risk category as of December 31, 2000 and 1999.

As  of  December  31,  2000  and 1999,  the  Partnership's  total capitalization  was approximately $95 million and  $109  million,

respectively.

     Primary Market      December 31, 2000    December 31, 1999
     Risk Category         Value at Risk        Value at Risk

     Interest   Rate               (3.41)%                (0.86)%

Currency                   (2.21)               (1.37)

     Equity                     (0.70)               (0.40)

     Commodity                  (1.04)               (0.66)

     Aggregate Value at Risk    (4.30)%              (1.72)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual market categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  2000  and  1999  only  and  is  not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.


The  table  below  supplements  the  December  31,  2000  VaR  by presenting  the  Partnership's high, low and average  VaR,  as  a percentage  of total net assets for the four quarterly  reporting periods from January 1, 2000 through December 31, 2000.



Primary Market Risk Category      High        Low        Average

Interest Rate                    (3.41)%     (1.10)%     (2.13)%

Currency                         (2.38)      (1.73)      (2.02)

Equity                           (1.12)      (0.67)      (0.81)

Commodity                        (1.71)      (1.04)      (1.36)

Aggregate Value at Risk          (4.30)%     (2.85)%     (3.36)%


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

Partnership's open positions thus creates a "risk  of  ruin"  not usually  found in other investments.  The relative  size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 2000 and 1999 and for the end of the four quarterly reporting periods during calendar year 2000.

Since  VaR is based on historical data, VaR should not be  viewed as  predictive of the Partnership's future financial  performance

or  its  ability  to manage or monitor risk.   There  can  be  no

assurance  that the Partnership's actual losses on  a  particular day  will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. At December 31, 2000, the

Partnership's cash balance at DWR was approximately  83%  of  its total  net  asset value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered to be material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential  losses taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

Partnership manages its primary market risk exposures  constitute forward-looking statements within the meaning of Section  27A  of the  Securities  Act  and Section 21E of the Securities  Exchange

Act.  The Partnership's primary market risk exposures as well  as the  strategies  used and to be used by Demeter and  the  Trading

Manager  for  managing  such exposures are  subject  to  numerous uncertainties,  contingencies and risks, any one of  which  could cause  the  actual results of the Partnership's risk controls  to

differ   materially  from  the  objectives  of  such  strategies.

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of December 31, 2000, by market sector.  It may be anticipated  however,  that  these  market  exposures  will  vary materially over time.

Interest Rate.  The primary market exposure of the Partnership at

December  31,  2000,  was  in the global interest  rate  complex.

Exposure was primarily spread across the European, Japanese,  and

U.S.  interest  rate  sectors.  Interest rate movements  directly affect the price of the sovereign bond futures positions held  by the  Partnership  and indirectly affect the value  of  its  stock index  and  currency positions.  Interest rate movements  in  one country  as  well  as  relative interest rate  movements  between countries materially impact the Partnership's profitability.  The

Partnership's  primary  interest rate exposure  is  generally  to interest rate fluctuations in the United States and the other G-7

countries.   The G-7 countries consist of France, U.S.,  Britain,

Germany, Japan, Italy and Canada.  However, the Partnership  also takes futures positions in the government debt of smaller nations

-  e.g.  Australia.  Demeter anticipates that G-7 and  Australian interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates that have the most effect on the Partnership  are

changes  in long-term, as opposed to short-term rates.   Most  of

the speculative futures positions held by the Partnership are  in medium-  to long-term instruments.  Consequently, even a material change  in  short-term  rates would have  little  effect  on  the

Partnership,  were  the  medium- to  long-term  rates  to  remain steady.



Currency.  The second largest market exposure at December 31,

2000, was in the currency sector.  The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations

which   disrupt  the  historical  pricing  relationships  between

different  currencies and currency pairs.  Interest rate  changes as  well  as political and general economic conditions  influence these fluctuations.  The Partnership trades in a large number  of

currencies.   For  the fourth quarter of 2000, the  Partnership's

major exposures were to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These

other  currencies  include major and minor  currencies.   Demeter

does  not  anticipate that the risk profile of the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than

U.S. dollars.



Equity.  The primary equity exposure at December 31, 2000 was  to equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on

broadly   based   indices.   As  of  December   31,   2000,   the

Partnership's  primary exposures were to the NASDAQ  (U.S.),  DAX

(Germany), and S&P 500 (U.S.) stock indices.  The Partnership  is primarily  exposed to the risk of adverse price trends or  static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the  Partnership to avoid being "whipsawed" into  numerous  small losses.



Commodity.

Energy.   At December 31, 2000, the Partnership's energy exposure

was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.   The  Partnership's primary metals  market  exposure  at

December  31, 2000 was to fluctuations in the price of  gold  and

silver.   Although the Trading Manager will, from time  to  time,

trade  base  metals  such as copper and aluminum,  the  principal market  exposures  of the Partnership have consistently  been  in precious  metals, such as gold and silver.  Gold prices continued

to  be  volatile  during  the quarter.   Silver  prices  remained

volatile  over this period as well and the Trading  Manager  has,

from time to time, taken positions as market opportunities developed. Demeter anticipates that gold and silver will remain the primary metals market exposure for the Partnership.



Soft  Commodities and Agriculturals.  At December 31,  2000,  the

Partnership  had  exposure  to the markets  that  comprise  these sectors.  Most of the exposure, however, was to the sugar,  corn,

and  cotton  markets.   Supply  and demand  inequalities,  severe

weather   disruption,  and  market  expectations   affect   price

movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership at December 31, 2000:



     Foreign   Currency  Balances.   The  Partnership's   primary

     foreign  currency  balances at December  31,  2000  were  in

     Australian dollars and euros.  The Partnership controls  the non-trading  risk of these balances by regularly  converting these  balances  back into dollars upon liquidation  of  the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership and the Trading Manager, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

Demeter attempts to manage market exposure by diversifying the

Partnership's assets among different market sectors  and  trading approaches, and monitoring the performance of the Trading Manager

daily.    In    addition,   the   Trading   Manager   establishes

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Manager.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  Financial  Statements are incorporated by reference  to  the

Partnership's  Annual  Report, which is filed  as  Exhibit  13.01 hereto.



Supplementary data specified by Item 302 of Regulation S-K:


            Summary of Quarterly Results (Unaudited)

                                                            Net
Income/
                                                 (Loss) Per
Quarter                            Net          Unit of Limited
Ended                Revenue        Income/(Loss)
Partnership Interest

2000
March 31           $   393,845    $  (2,256,999)        $ (53.10)
June 30        (9,199,908)     (11,522,962)         (276.61)
September 30   (5,677,226)      (7,660,386)         (195.95)
December 31    30,270,639       28,198,084           764.60

Total              $15,787,350    $   6,757,737         $ 238.94

1999
March 31           $ 1,801,802    $  (1,131,613)        $ (22.18)
June 30        14,203,744        9,860,448           203.01
September 30   (5,195,544)      (8,041,370)         (168.91)
December 31    (6,322,242)      (8,905,413)         (189.98)

Total              $ 4,487,760    $  (8,217,948)        $(178.06)


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


Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 40, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President  and  a  Director  of Dean Witter  Futures  &  Currency

Management Inc. ("DWFCM").  Mr. Murray is currently a Senior Vice

President of DWR's Managed Futures Department.  Mr. Murray  began his  career at DWR in 1984 and is currently the Director  of  the

Managed  Futures  Department. In this  capacity,  Mr.  Murray  is responsible  for  overseeing all aspects of  the  firm's  Managed

Futures  Department.   Mr.  Murray  previously  served  as   Vice

Chairman  and  a  Director of the Managed Funds  Association,  an

industry  association  for investment professionals  in  futures,

hedge   funds  and  other  alternative  investments.  Mr.  Murray

graduated from Geneseo State University in May 1983 with  a  B.A.

degree in Finance.



Mitchell  M. Merin, age 47, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

Operating  Officer  of Individual Asset Management  for  MSDW  in

December 1998 and the President and Chief Executive Officer of

Morgan  Stanley  Dean Witter Advisors, an affiliate  of  DWR,  in

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



Joseph  G.  Siniscalchi, age 55, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 59, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors.

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

Research  and Investment Banking Departments from 1967  to  1981.

Mr.  Oelsner  received his M.B.A. in Finance  from  the  Columbia

University  Graduate School of Business in 1966 and  an  A.B.  in

Politics from Princeton University in 1964.



Richard  A. Beech, age 49, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

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



Raymond  A. Harris, age 44, is a Director of Demeter. Mr.  Harris

is    currently   Executive   Vice   President,   Planning    and

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

Anthony  J.  DeLuca,  age  38, became a Director  of  Demeter  on

September 14, 2000.  Mr. DeLuca is also a Director of DWFCM.  Mr.

DeLuca was appointed the Controller of Asset Management for  MSDW in  June  1999.  Prior to that, Mr. DeLuca was a partner  at  the accounting  firm of Ernst & Young LLP, where he  had  MSDW  as  a

major  client.   Mr. DeLuca had worked continuously  at  Ernst  &

Young  LLP  ever  since  1984,  after  he  graduated  from   Pace

University with a B.B.A. degree in Accounting.


Raymond  E. Koch, age 45, is Chief Financial Officer of  Demeter.

Effective July 10, 2000, Mr. Koch replaced Mr. Raibley  as  Chief

Financial Officer of Demeter.  Mr. Koch began his career at  MSDW in  1988,  has  overseen the Managed Futures Accounting  function since  1992,  and is currently First Vice President, Director  of

Managed  Futures  and Realty Accounting.  From November  1979  to

June  1988,  Mr. Koch held various positions at Thomson  McKinnon

Securities, Inc. culminating as Manager, Special Projects in  the

Capital  Markets Division.  From August 1977 to November 1979  he

was  an  auditor, specializing in financial services at  Deloitte

Haskins  and  Sells.  Mr. Koch received his B.B.A. in  accounting from  Iona  College  in  1977, an M.B.A.  in  finance  from  Pace

University in 1984 and is a Certified Public Accountant.



Lewis  A.  Raibley, III, age 38, served as Vice President,  Chief

Financial Officer, and a Director of Demeter and DWFCM until  his resignation from MSDW on July 1, 2000.

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


Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners - At December

31, 2000, there were no persons known to be beneficial owners  of more than 5 percent of the Units.



(b)  Security  Ownership of Management - At  December  31,  2000,

Demeter   owned   576  Units  of  General  Partnership   Interest

representing a 1.61 percent interest in the Partnership.


(c) Changes in Control - None



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 2000, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its capacity as the Partnership's retail commodity broker, DWR received commodity brokerage commissions (paid and accrued by the

Partnership) of $5,075,941 for the year ended December 31, 2000.

                             PART IV

Item  14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON

FORM 8-K

(a)  1. Listing of Financial Statements

The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to

Limited Partners or the year ended December 31, 2000, are

incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2000, 1999 and 1998.

-    Statements  of Financial Condition as of December  31,  2000
     and
     1999.

-    Statements of Operations, Changes in Partners' Capital,  and
     Cash Flows for the years ended December 31, 2000, 1999 and 1998.

-         Notes to Financial Statements.

With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8, and 13, the Annual Report to  Limited Partners for the year ended December 31, 2000, is not deemed to be filed with this report.



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

                                               DEAN  WITTER  PORTFOLIO
                         STRATEGY FUND L.P.
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 30, 2001           BY: /s/ Robert E. Murray           .
                                 Robert E. Murray, Director,
                                 Chairman of the Board and
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/   Robert E. Murray                             March 30, 2001
          Robert E. Murray, Director,
          Chairman of the Board and
          President

    /s/    Mitchell M. Merin                           March 30, 2001
           Mitchell M. Merin, Director

    /s/   Joseph G. Siniscalchi                        March 30, 2001
          Joseph G. Siniscalchi, Director

    /s/   Edward C. Oelsner III                        March 30, 2001
          Edward C. Oelsner III, Director

    /s/    Richard A. Beech                            March 30, 2001
           Richard A. Beech, Director

    /s/    Raymond A. Harris                           March 30, 2001
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                           March 30, 2001
           Anthony J. DeLuca, Director

    /s/   Raymond E. Koch                              March 30, 2001
          Raymond E. Koch, Chief
          Financial Officer and Principal
          Accounting Officer

                         EXHIBIT INDEX

     ITEM

3.01 Limited Partnership Agreement of the Partnership, dated as of August 28, 1990 is incorporated by reference to Exhibit
     3.01  and  Exhibit  3.02  of the Partnership's  Registration
     Statement on Form S-1 (File No. 33-36656).

10.01 Form of Amended and Restated Management Agreement among the Partnership, Demeter and JWH dated as of May 12, 1997 is incorporated by reference to Exhibit 10.02 of the
     Partnership's Registration Statement on Form S-1 (File No.   333-
     24109).

10.02 Form of Amended and Restated Customer Agreement Between the Partnership and DWR Inc. dated as of September 1,
     1996       is incorporated by reference to Exhibit 10.02 of the
     Partnership's Registration Statement on Form S-1 (File No.   333-
     24109).

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

10.07 Amendment to Amended and Restated Management Agreement between the Partnership and John W. Henry & Company, Inc., dated November 30, 2000, is incorporated by reference to the Partnership's Form 8-K, filed with the Securities and Exchange Commission on January 3, 2001.

13.01   Annual Report to Limited Partners for the year ended
        December 31, 2000 is filed herewith.

Portfolio
Strategy
Fund

December 31, 2000
Annual Report

MORGAN STANLEY DEAN WITTER

Dean Witter Portfolio Strategy Fund L.P.
Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the incep-tion-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

     Year                    Return
     ----                    ------
     1991 (11 months)         27.7%
     1992                     -6.4%
     1993                     19.9%
     1994                     -5.4%
     1995                     25.4%
     1996                     25.5%
     1997                     11.2%
     1998                      9.5%
     1999                     -6.9%
     2000                      9.9%

     Inception-to-Date
        Return:              165.9%
     Annualized Return:       10.4%

Demeter Management Corporation

Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Dean Witter Portfolio Strategy Fund L.P.
Annual Report
2000

Dear Limited Partner:

This marks the tenth annual report for the Dean Witter Portfolio Strategy Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $2,419.78 and increased by 9.9% to $2,658.72 on December 31, 2000. A review of trading results for the year is provided in the Annual Report of the Trading Manager located on the next page of this report.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Morgan Stanley Dean Witter Financial Advisor.

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

                     Sincerely,


                     /s/ Robert E. Murray

                     Robert E. Murray
                     Chairman
                     Demeter Management Corporation
                     General Partner

Dean Witter Portfolio Strategy Fund L.P.
Annual Report of the Trading Manager

Overall, three major themes developed during the year; the rise in energy prices, the decline and revival of the euro, and the bond rally caused by ex-pectations of the central banks easing in the face of an economic slowdown. All were interrelated and display how different trends will feed on each other to create continual or rotating opportunities across sectors. Energy positions were the primary driver of performance for the Fund. The price rise in crude oil futures was not a traditional supply shock as much as a shortage of pro-duction to meet the unexpected high demand around the world. The high demand, especially in the U.S., precipitated a price spike which now has started to affect overall economic production and consumer behavior around the world. OPEC potentially can increase production to meet most demand, but currently it is expected to drop production in order to stabilize price. The demand side of the equation has been the main driver of price. Futures positions in global stock indices, currencies and interest rates also fared well for the year. Po-sitions in interest rate futures benefited when, from a level of 4.75% in May of 1999, the Fed increased the target rate six times, reaching a high of 6.5% in May of 2000. Given the lagged relationship between changes in money and real economic activity and inflation, the impact of the tightening was not fully realized until the fourth quarter. All this upheaval created profitable opportunities in the fourth quarter with a stock market selloff matched by a tremendous bond rally. Currencies benefited from the strong trend in the euro, but the deterioration of the yen during the last two months from the economic problems in Japan was a key boost to this sector. Metals and agricultural com-modity futures trading ended the year unprofitable. Metals primarily suffered from positions in gold futures and agricultural commodities suffered from trading cotton futures.

John W. Henry & Co., Inc.

Note: Investors are cautioned that past results are not necessarily indicative of future results.

Dean Witter Portfolio Strategy Fund L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended Decem-ber 31, 2000. These financial statements are the responsibility of the Part-nership's management. Our responsibility is to express an opinion on these fi-nancial statements based on our audits.

We conducted our audits in accordance with auditing standards generally ac-cepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits pro-vide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Dean Witter Portfolio Strategy Fund L.P. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
February 16, 2001

Dean Witter Portfolio Strategy Fund L.P.
Statements of Financial Condition

                                                     December 31,
                                                -----------------------
                                                   2000        1999
                                                ----------  -----------
                                                    $            $
                                ASSETS
Equity in futures interests trading
 accounts:
 Cash                                           79,569,551  106,349,715
 Net unrealized gain on open contracts (MS&Co.) 17,317,039      --
 Net unrealized loss on open contracts (MSIL)      (73,456)     --
 Net unrealized gain on open contracts (Carr)       --        5,114,349
                                                ----------  -----------
 Total net unrealized gain on open contracts    17,243,583    5,114,349
                                                ----------  -----------
 Total Trading Equity                           96,813,134  111,464,064
Interest receivable (DWR)                          370,732      383,707
Due from DWR                                        45,999      --
                                                ----------  -----------
 Total Assets                                   97,229,865  111,847,771
                                                ==========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Redemptions payable                              1,683,288    2,177,256
Management fees payable                            161,622      372,503
Accrued administrative expenses                     95,064       96,794
                                                ----------  -----------
 Total Liabilities                               1,939,974    2,646,553
                                                ----------  -----------
PARTNERS' CAPITAL
Limited Partners (35,264.577 and
  44,552.639 Units, respectively)               93,758,471  107,807,427
General Partner (576 Units)                      1,531,420    1,393,791
                                                ----------  -----------
 Total Partners' Capital                        95,289,891  109,201,218
                                                ----------  -----------
 Total Liabilities and
   Partners' Capital                            97,229,865  111,847,771
                                                ==========  ===========
NET ASSET VALUE PER UNIT                          2,658.72     2,419.78
                                                ==========  ===========


   The accompanying notes are an integral part of these financial statements.

Dean Witter Portfolio Strategy Fund L.P.
Statements of Operations

                                     For the Years Ended
                                         December 31,
                               ----------------------------------
                                  2000        1999        1998
                               ----------  ----------  ----------
                                   $           $           $
REVENUES
Trading profit (loss):
 Realized                        (586,022)  7,743,552  16,456,361
 Net change in unrealized      12,129,234  (7,827,197)  3,170,468
                               ----------  ----------  ----------
  Total Trading Results        11,543,212     (83,645) 19,626,829
Interest income (DWR)           4,244,138   4,571,405   4,999,330
                               ----------  ----------  ----------
  Total Revenues               15,787,350   4,487,760  24,626,159
                               ----------  ----------  ----------
EXPENSES
Brokerage commissions (DWR)     5,075,941   5,623,369   5,432,337
Management fees                 3,475,062   5,010,318   5,143,609
Transaction fees and costs        351,610     391,572     388,815
Administrative expenses           127,000     132,000     115,000
Incentive fees                     --       1,548,449   2,075,293
                               ----------  ----------  ----------
  Total Expenses                9,029,613  12,705,708  13,155,054
                               ----------  ----------  ----------
NET INCOME (LOSS)               6,757,737  (8,217,948) 11,471,105
                               ==========  ==========  ==========
Net Income (Loss) Allocation:
Limited Partners                6,620,108  (8,115,383) 11,269,411
General Partner                   137,629    (102,565)    201,694
Net Income (Loss) per Unit:
Limited Partners                   238.94     (178.06)     224.48
General Partner                    238.94     (178.06)     224.48

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998


                              Units of
                             Partnership    Limited     General
                              Interest     Partners     Partner      Total
                             -----------  -----------  ---------  -----------
                                               $           $           $
Partners' Capital,
December 31, 1997            56,305.245   131,363,711  2,268,933  133,632,644
Net income                       --        11,269,411    201,694   11,471,105
Redemptions                  (5,826.995)  (12,995,026)  (974,271) (13,969,297)
                             ----------   -----------  ---------  -----------
Partners' Capital,
December 31, 1998            50,478.250   129,638,096  1,496,356  131,134,452
Net loss                         --        (8,115,383)  (102,565)  (8,217,948)
Redemptions                  (5,349.611)  (13,715,286)    --      (13,715,286)
                             ----------   -----------  ---------  -----------
Partners' Capital,
December 31, 1999            45,128.639   107,807,427  1,393,791  109,201,218
Net income                       --         6,620,108    137,629    6,757,737
Redemptions                  (9,288.062)  (20,669,064)    --      (20,669,064)
                             ----------   -----------  ---------  -----------
Partners' Capital,
December 31, 2000            35,840.577    93,758,471  1,531,420   95,289,891
                             ==========   ===========  =========  ===========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Portfolio Strategy Fund L.P.
Statements of Cash Flows

                                             For the Years Ended
                                                December 31,
                                     -------------------------------------
                                        2000         1999         1998
                                     -----------  -----------  -----------
                                          $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                      6,757,737   (8,217,948)  11,471,105
Noncash item included in net income
  (loss):
 Net change in unrealized            (12,129,234)   7,827,197   (3,170,468)
(Increase) decrease in operating
  assets:
 Interest receivable (DWR)                12,975      (17,007)     126,917
 Due from DWR                            (45,999)     --           --
Increase (decrease) in operating
  liabilities:
 Management fees payable                (210,881)     (70,665)      (8,395)
 Accrued administrative expenses          (1,730)      11,791        8,927
 Incentive fees payable                  --          (305,087)    (496,028)
                                     -----------  -----------  -----------
Net cash provided by (used
  for) operating activities           (5,617,132)    (771,719)   7,932,058
                                     -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                               (493,968)   1,111,802      481,747
Redemptions of Units                 (20,669,064) (13,715,286) (13,969,297)
                                     -----------  -----------  -----------
Net cash used
  for financing activities           (21,163,032) (12,603,484) (13,487,550)
                                     -----------  -----------  -----------
Net decrease in cash                 (26,780,164) (13,375,203)  (5,555,492)
Balance at beginning of period       106,349,715  119,724,918  125,280,410
                                     -----------  -----------  -----------
Balance at end of period              79,569,551  106,349,715  119,724,918
                                     ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

Dean Witter Portfolio Strategy Fund L.P.
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests (collectively, "futures interests").

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR"). Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. Inter-national Limited ("MSIL") provide clearing and execution services. Prior to May 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to the Partnership. Demeter, DWR, MS&Co. and MSIL are wholly-owned subsidiar-ies of Morgan Stanley Dean Witter & Co. ("MSDW").

John W. Henry & Company, Inc. ("JWH") is the trading manager of the Partner-ship.

Effective February 19, 1998, Morgan Stanley, Dean Witter, Discover & Co. changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with ac-counting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management be-lieves that the estimates utilized in the preparation of the financial state-ments are prudent and reasonable. Actual results could differ from those esti-mates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of op-erations. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a prevailing rate for U.S. Trea-sury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per Unit is computed using the weighted average number of Units outstanding during the period.

Dean Witter Portfolio Strategy Fund L.P.
Notes to Financial Statements--(Continued)

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR, MS&Co. and MSIL to be used as margin for trading; and (B) net unrealized gains or losses on open contracts which are valued at market, and calculated as the difference between original contract value and market value.

The Partnership, in the normal course of business, enters into various con-tracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to bro-kerage agreements with MS&Co. and MSIL, to the extent that such trading re-sults in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

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

Operating Expenses--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partner-ship's average month-end Net Assets. These include filing fees, clerical, ad-ministrative, auditing, accounting, mailing, printing and other incidental op-erating expenses as permitted by the Limited Partnership Agreement. In addi-tion, the Partnership incurs a monthly management fee and may incur an incen-tive fee. Demeter and/or DWR bear all other operating expenses, including ex-penses which would be incurred if the Partnership were required to register as an investment company.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month that is six months after the closing at which a person becomes a Limited Partner, upon five business days advance notice by redemption form to Demeter.

Dean Witter Portfolio Strategy Fund L.P.
Notes to Financial Statements--(Continued)

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

2. Related Party Transactions

The Partnership pays brokerage commissions to DWR as described in Note 1. The Partnership's cash is on deposit with DWR, MS&Co. and MSIL in futures inter-ests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

3. Trading Manager

Compensation to JWH consists of a management fee and an incentive fee as fol-lows:

Management Fee--The Partnership pays a monthly management fee equal to 1/6 of 1% per month (a 2% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month. Prior to December 1, 2000, the management fee was equal to 1/3 of 1% per month (a 4% annual rate).

Incentive Fee--The Partnership pays a quarterly incentive fee equal to 20% of the Partnership's new appreciation of its Net Assets as of the end of each calendar quarter. Prior to December 1, 2000, the quarterly incentive fee was equal to 15% of the Partnership's new appreciation of its Net Assets as of the end of each calendar quarter. New appreciation represents the amount by which Net Assets are increased by profits from futures, forwards and options trading that exceed losses after brokerage commissions, management fees, transaction fees and costs and administrative expenses are deducted. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative,

Dean Witter Portfolio Strategy Fund L.P.
Notes to Financial Statements--(Continued)

previous accruals, if any, during the incentive period are reduced. In those instances in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is paid to JWH on those redemptions in the month of such redemptions.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriv-ative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Partnership adopted the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105, which required the dis-closure of average aggregate fair values and contract/notional values, respec-tively, of derivative financial instruments for an entity that carries its as-sets at fair value. SFAS No. 133 was further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denomina-tions, normal purchases and sales and net hedging. The application of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the Partnership's financial statements.

SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

(1) One or more underlying notional amounts or payment provisions;
(2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
(3) Terms require or permit net settlement.

Generally derivatives include futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on

Dean Witter Portfolio Strategy Fund L.P.
Notes to Financial Statements--(Continued)

the statements of financial condition and totaled $17,243,583 and $5,114,349 at December 31, 2000 and 1999, respectively.

Of the $17,243,583 net unrealized gain on open contracts at December 31, 2000, $14,793,592 related to exchange-traded futures contracts and $2,449,991 re-lated to off-exchange- traded currency contracts.

Of the $5,114,349 net unrealized gain on open contracts at December 31, 1999, $4,663,628 related to exchange-traded futures contracts and $450,721 related to off-exchange- traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 2000 and 1999 mature through December 2001 and December 2000, respectively. Off-ex-change-traded forward currency contracts held by the Partnership at December 31, 2000 and 1999 mature through March 2001 and March 2000, respectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because DWR, MS&Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnerships' assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, MS&Co. and MSIL each, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains on all open futures contracts, which funds, in the aggregate, totaled $94,363,143 and $111,013,343 at December 31, 2000 and 1999,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

Dean Witter Portfolio Strategy Fund L.P.
Notes to Financial Statements--(Concluded)

5. Legal Matters

Similar class actions were filed in 1996 in California and New York State courts. Each of the actions were dismissed in 1999. However, the New York State class action discussed below is still pending because plaintiffs ap-pealed the trial court's dismissal of their case on March 3, 2000.

On September 18 and 20, 1996, purported class actions were filed in the Su-preme Court of the State of New York, New York County, on behalf of all pur-chasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures and Currency Management Inc., MSDW, the Partnership (under its original name), certain limited part-nership commodity pools of which Demeter is the general partner and certain trading managers to those pools. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on Au-gust 13, 1997, alleging that the defendants committed fraud, breach of fidu-ciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints sought unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early Decem-ber 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice. However, on March 3, 2000, plaintiffs appealed the trial court's dismissal of their case.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048

                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 529