Form 10-Q
period 2001-06-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2001-08-10
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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





<page

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2001


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

		Statements of Financial Condition as of
		June 30, 2001 (Unaudited) and December 31, 2000 .........2

		Statements of Operations for the Quarters Ended
		June 30, 2001 and 2000 (Unaudited) ......................3

		Statements of Operations for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited) ......................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2001 and 2000
		(Unaudited)..............................................5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited)................ ......6

		Notes to Financial Statements (Unaudited).............7-11

Item 2.	Management's Discussion and Analysis
			of Financial Condition and Results of
			Operations........................................12-22

Item 3.	Quantitative and Qualitative Disclosures
			about Market Risk.................................22-34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................35

Item 6. 	Exhibits and Reports on Form 8-K..................35-36



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  June 30,	     December 31,
                      2001   	    2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	83,192,744  	  79,569,551

	Net unrealized gain on open contracts (MS & Co.)                        	2,247,459	17,317,039
	Net unrealized gain (loss) on open contracts (MSIL)	      149,326	                             (73,456)

	Total net unrealized gain on open contracts	    2,396,785	  17,243,583

	     Total Trading Equity	85,589,529  	96,813,134

Interest receivable (Morgan Stanley DW)	227,358	370,732
Due from Morgan Stanley DW 	        97,290	          45,999

	     Total Assets	   85,914,177    	    97,229,865


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	670,357  	1,683,288
	Management fees payable 	143,198  	161,622
	Accrued administrative expenses 	      138,415  	        95,064

	     Total Liabilities	      951,970  	    1,939,974

Partners' Capital
	Limited Partners (33,319.798 and
          35,264.577 Units, respectively)	83,691,159  	93,758,471
	General Partner (506.04 and 576 Units,
	     respectively)	    1,271,048   	    1,531,420

	     Total Partners' Capital	   84,962,207 	    95,289,891

Total Liabilities and Partners' Capital	   85,914,177  	    97,229,865


NET ASSET VALUE PER UNIT	        2,511.75  	         2,658.72

The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	     For the Quarters Ended June 30,

                                                                                                           2001   	   2000
                                                                                                             $		   $
REVENUES
	Trading loss:
		Realized	(5,531,646)		(4,804,552)
		Net change in unrealized	   (6,489,420)		  (5,465,497)

			Total Trading Results	(12,021,066)		(10,270,049)

	Interest income (Morgan Stanley DW)                                        762,885			     1,070,141

			Total	  (11,258,181)		   (9,199,908)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)                       1,365,791			1,276,823
	Management fees                                                                    452,852			915,286
	Transaction fees and costs                                                        92,608			102,945
	Administrative expenses                                                            30,000	            	28,000

			Total                                                                               1,941,251 			     2,323,054


NET LOSS	  (13,199,432)		  (11,522,962)


NET LOSS ALLOCATION

	Limited Partners	(12,987,347)		(11,363,636)
	General Partner	(212,085)		(159,326)

NET LOSS PER UNIT

	Limited Partners	(384.32)		(276.61)
	General Partner	(384.32)		(276.61)






	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

	    For the Six Months Ended June 30,


                                                                                                           2001   	   2000
                                                                                                             $		   $
REVENUES
	Trading profit (loss):
		Realized	12,803,232		(6,272,200)
		Net change in unrealized                                                (14,846,798)		   (4,753,679)

			Total Trading Results                                                    (2,043,566)		(11,025,879)

	Interest income (Morgan Stanley DW)	    1,823,322		     2,219,816

			Total                                                                                 (220,244)		  (8,806,063)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	2,417,845		2,709,089
	Incentive fees	1,035,312	                            -
 	Management fees 	938,295		1,990,698
 	Transaction fees and costs	166,811		212,111
	Administrative expenses	       60,000		       62,000

    			Total	   4,618,263		  4,973,898


NET LOSS                                                                                     (4,838,507)		 (13,779,961)


NET LOSS ALLOCATION

	  Limited Partners 	       (4,763,135)	(13,590,053)
	  General Partner                                                                            (75,372)	(189,908)

NET LOSS PER UNIT

	  Limited Partners                                                                            (146.97)	(329.71)
	  General Partner                                                                             (146.97)	(329.71)







	The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)




	 Units of
                                                                          	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$




Partners' Capital,
	December 31, 1999	45,128.639  	107,807,427 		1,393,791 		109,201,218

Net Loss                                                                     -  	     	(13,590,053)  	(189,908)  	(13,779,961)

Redemptions	  (4,870.195)		  (11,278,113)	                  -      			  (11,278,113)

Partners' Capital,
	June 30, 2000	  40,258.444		   82,939,261 		   1,203,883		    84,143,144



Partners' Capital,
	December 31, 2000	35,840.577  	93,758,471 		1,531,420 		95,289,891

Net Loss                                                                     -  	     	(4,763,135)  	(75,372)  	(4,838,507)

Redemptions	  (2,014.739)		  (5,304,177)	           (185,000)		  (5,489,177)

Partners' Capital,
	June 30, 2001	  33,825.838		   83,691,159 		   1,271,048		    84,962,207










The accompanying notes are an integral part of these financial statements.




	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	 STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	 	(4,838,507)		 (13,779,961)
Noncash item included in net loss:
		Net change in unrealized                                                  14,846,798	                  4,753,679

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)                             143,374		                      47,546
	Due from Morgan Stanley DW                                               (51,291)			(142,659)

Increase (decrease) in operating liabilities:
		Management fees payable                                                  (18,424)		(85,276)
		Accrued administrative expenses    	       43,351		       39,051

Net cash provided by (used for) operating activities                      10,125,301			  (9,167,620)


CASH FLOWS FROM FINANCING ACTIVITIES

    Decrease in redemptions payable	(1,012,931)		(439,591)
    Redemptions of Units	   (5,489,177)		 (11,278,113)

Net cash used for financing activities	   (6,502,108)		  (11,717,704)

Net increase (decrease) in cash                                                      3,623,193			(20,885,324)

Balance at beginning of period                                                       79,569,551		             106,349,715


Balance at end of period                                         	            83,192,744		    85,464,391





	The accompanying notes are an integral part of these financial statements.



DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2001

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

1.  Organization
Dean Witter Portfolio Strategy Fund L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co.,

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. John
W. Henry & Company, Inc. (the "Trading Manager") is the trading manager of the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

statements of financial condition and longest contract maturity were as follows:
                    Net Unrealized Gains on Open
                             Contracts                   Longest Maturity

   	             Exchange-  Off-Exchange-            Exchange-  Off-Exchange-
                    Traded      Traded       Total       Traded      Traded
Date               Contracts   Contracts   Contracts    Contracts   Contracts
                       $           $		     $


June 30, 2001       2,238,635     158,150    2,396,785   June 2002  Sept. 2001

December 31, 2000  14,793,592   2,449,991   17,243,583   Dec. 2001  March 2001

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures contracts, which funds, in the aggregate, totaled $85,431,379 and $94,363,143 at June 30, 2001 and December
31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Manager's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $11,258,181 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.8% were experienced primarily during April in the global interest rate futures markets as a portion of previously recorded profits was given back from long positions in U.S. and European interest rate futures as prices reversed sharply lower, after trending higher earlier this year, when investors deserted fixed income securities in an asset shift to equities. Losses were also recorded from short positions in U.S. interest rate futures as prices moved higher in a flurry of flight-to-quality buying spawned by Middle East instability on June 22nd and in anticipation of the Federal Reserve interest rate cut in late June. Additional losses were recorded during the third week of June from short positions in German interest rate futures as prices increased following a drop in German business confidence data and signs that inflation may have peaked in that region, which reinforced the prospects of European interest rate cuts.
In the currency markets, losses of approximately 3.6% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. During early June, additional losses were incurred from long positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on the Bank of Japan's decision to keep its monetary policy unchanged. In the global stock index futures markets, losses of approximately 3.4% were recorded primarily during April from short positions in U.S. and European stock index futures as equity prices reversed higher, after plummeting during February and March, amid optimism regarding corporate earnings and a surprise interest rate cut by the U.S. Federal Reserve on April 18th. During May and early June, losses were experienced from long positions in U.S. and European stock index futures as prices in these markets declined on earnings warnings and weak economic data in the U.S. and Germany. In the energy markets, losses of approximately 0.6% were experienced primarily during early April from short futures positions in crude oil and heating oil as prices reversed sharply higher on supply concerns amid refinery production problems and expectations that inventory data will show drawdowns. During June, additional losses were experienced from long futures positions in crude oil and its related products as prices declined on reports of an increase in supplies. Offsetting energy gains were recorded during May and June from short natural gas futures positions as prices declined on rising U.S. natural gas inventories and mild weather across the United States. These losses were partially offset by gains of approximately 0.1% recorded in the agricultural markets throughout the majority of the quarter from short positions in corn and wheat futures as prices decreased on forecasts for wet, cool weather conditions in the U.S. Midwest and on reports of declining demand. Total expenses for the three months ended June 30, 2001 were $1,941,251, resulting in a net loss of $13,199,432. The net asset value of a Unit decreased from $2,896.07 at March 31, 2001 to $2,511.75 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $220,244 and posted a decrease in net asset value per Unit. The most significant losses of approximately 7.1% were recorded in the energy markets throughout the first six months of the year from crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the global stock index futures markets, losses of approximately 1.5% were recorded primarily during April from short positions in U.S. and European stock index futures as equity prices reversed higher, after plummeting during February and March, amid optimism regarding corporate earnings and a surprise interest rate cut by the U.S. Federal Reserve on April 18th. During May and early June, losses were experienced from long positions in U.S. and European stock index futures as prices in these markets declined on earnings warnings and weak economic data in the U.S. and Germany. These losses were partially offset by gains of approximately 2.5% recorded in the currency markets throughout a majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. In the global interest rate futures markets, profits of approximately 1.1% were recorded primarily during January and February from long positions in Japanese interest rate futures as Japanese government bond prices increased amid weak Japanese stock prices and disappointing economic data in that country. Total expenses for the six months ended June 30, 2001 were $4,618,263, resulting in a net loss of $4,838,507. The net asset value of a Unit decreased from $2,658.72 at December 31, 2000 to $2,511.75 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $9,199,908 and posted a decrease in net asset value per Unit. The most significant losses of approximately 6.8% were recorded in the global interest rate futures markets primarily from short German bond futures positions, particularly during May, as prices were pushed higher by a rise in U.S. bond prices. U.S. interest rate futures, long and short-end of the yield curve, were also unprofitable early in the quarter as inflation concerns drove bond prices downward. Short U.S. interest rate futures positions incurred additional losses later in the quarter as U.S. interest rate future prices rallied after a 50 basis point rate hike by the Federal Reserve. Additional losses of approximately 5.7% were experienced in the currency markets primarily from short Japanese yen positions as the value of the yen appreciated during May and June due to signals that an end is near to Japan's 16-month old zero interest rate policy and speculation that the

Japanese government was considering a stimulus package after the G8 summit meeting in late July. In the metals markets, losses of approximately 0.7% were incurred primarily from long silver futures positions during late June as prices declined on fund selling and the climb in the U.S. dollar against the euro and other major currencies. Short gold futures positions were also unprofitable during June as prices increased in reaction to the U.S. dollar's weakness and the Federal Open Market Committee's decision to leave interest rates unchanged. A portion of overall Partnership losses was offset by gains of approximately 0.5% recorded in the energy markets primarily from long natural gas futures positions as prices trended higher during May, reaching four-year highs, amid concerns that dwindling storage levels could result in a tight market during the peak demand months of winter. Additional gains of approximately 0.4% were recorded in the soft commodities markets primarily from short coffee futures positions throughout the quarter with prices falling during June to their lowest levels since October 22 amid continued pressure from bearish technical factors and large warehouse supplies.
Long sugar futures positions were also profitable as prices trended to 22-month highs during June due to strong demand and declining production from Brazil. In the global stock index futures markets, gains of approximately 0.4% resulted primarily from short DAX Index futures positions as prices dropped on profit-taking due to weakness in U.S. stock prices. Total expenses for the three months ended June 30, 2000 were

$2,323,054, resulting in a net loss of $11,522,962. The net asset value of a Unit decreased from $2,366.68 at March 31, 2000 to $2,090.07 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $8,806,063 and posted a decrease in net asset value per Unit. The most significant losses of approximately 9.2% were recorded in the global interest rate futures markets primarily from short German bund futures positions, particularly during May, as prices were pushed higher by the rise in U.S. prices. Additional losses of approximately 5.3% were experienced in the currency markets primarily from short Japanese yen positions as the value of the yen appreciated during May and June due to indications of strong first-quarter growth, signals of an end to Japan's zero interest rate policy and speculation that the Japanese government was considering a stimulus package after the G8 summit meeting in late July. In the metals markets, losses of approximately 3.0% resulted primarily from short gold futures positions as prices spiked higher during February following an announcement by a large producer that it was suspending gold hedging activities. Newly established long positions resulted in additional losses as gold prices fell in February from the weakness in the Australian dollar and the sale of seven tons of gold by the Dutch central bank. Short gold futures positions were also unprofitable during June as prices increased in reaction to the U.S. dollar's weakness and the

Federal Open Market Committee's decision to leave interest rates unchanged. Smaller losses of approximately 0.1% were recorded in the global stock index futures markets primarily from long S&P 500 Index futures positions as most global equity prices reversed lower during January amid fears of interest rate hikes and investors' profit-taking. These losses were partially offset by gains recorded from short DAX Index futures positions as prices dropped on profit-taking and due to weakness in U.S. stock prices. A portion of overall Partnership losses was offset by gains of approximately 4.2% recorded in the energy markets primarily from long natural gas futures positions as prices reached four-year highs during May amid concerns about dwindling storage levels ahead of the peak demand months of winter. Long futures positions in crude oil and its refined products were also profitable as oil prices powered to nine-year highs during the first quarter on concerns about future output levels amid dwindling stockpiles and increasing demand. Additional gains of approximately 0.4% were experienced in the soft commodities markets from long sugar futures positions as prices trended to 22-month highs during June due to strong demand and declining production from Brazil. Short sugar futures positions also resulted in gains during February as prices plunged to a nine-month low on fears of a world glut.
Short coffee futures positions were profitable as prices fell during June to their lowest levels since October 22nd amid continued pressure from bearish technical factors and large warehouse supplies. Total expenses for the six months ended June

30, 2000 were $4,973,898, resulting in a net loss of $13,779,961.
The net asset value of a Unit decreased from $2,419.78 at December 31, 1999 to $2,090.07 at June 30, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction

The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000.  At
June 30, 2001 and 2000, the Partnership's total capitalization was approximately $85 million and $84 million respectively.
     Primary Market    	   June 30, 2001	    June 30, 2000
     Risk Category	  	   Value at Risk	    Value at Risk

	Currency	                  (3.03)%		      (1.75)%
	Interest Rate	             (1.37)		      (2.07)
     Equity     	                (0.63)		      (0.67)
     Commodity	                  (0.95)   		      (1.46)
Aggregate Value at Risk	   (3.38)% 		      (2.85)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.


The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.
Primary Market Risk Category        High      Low      Average
Currency         	(3.03)%	 (2.21)%	(2.59)%
Interest Rate               	(3.41)	 (1.10)	(2.11)
Equity  	(1.12)	 (0.48)	(0.73)
Commodity  	(1.71)	 (0.77)	(1.12)
Aggregate Value at Risk  	(4.30)%	 (3.22)%	(3.79)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the

Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not usually found in other
investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	 past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	 changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	 VaR results reflect past trading positions while future risk depends on future positions;
?	 VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

?	 the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 89% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2001 was in the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. For the second quarter of 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The second largest market exposure at June 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the Japanese, European, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Equity.  	The primary equity exposure at June 30, 2001 was to
equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2001, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (Germany) and FTSE (Britain) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals	.  At June 30, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, corn, and cotton markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals.	The Partnership's primary metals market exposure
at June 30, 2001 was to fluctuations in the price of gold and silver. Although the Trading Manager will from time to time trade base metals such as copper, aluminum and zinc, the principal market exposures of the Partnership have consistently been in precious metals, such as gold and silver. Gold and silver prices were volatile over this quarter. The Trading Manager takes positions as market opportunities develop. Demeter anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2001 were in euros and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of their respective positions.

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

PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form
10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(A)	 Exhibits

3.01	     Limited Partnership Agreement of the Partnership, dated
as of August 28, 1990, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership's
Registration Statement on Form S-1, (File No. 33-
36656).

10.01		Form of Amended and Restated Management Agreement among
the Partnership, Demeter and John W. Henry & Company,
Inc., dated as of May 12, 1997, is incorporate by reference to Exhibit 10.02 of the Partnership's
Registration Statement on Form S-1, (File No. 333-
24109).

10.02	     Form of Amended and Restated Customer Agreement Between
     the Partnership and Dean Witter Reynolds Inc., dated as of September 1, 1996, is incorporated by reference to
     Exhibit 10.02 of the Partnership's Registration
     Statement on Form S-1, (File No. 333-24109).

10.03	     Amended and Restated Customer Agreement, dated as of
     December 1, 1997, between the Partnership and Dean
     Witter Reynolds Inc. is incorporated by reference to
     Exhibit 10.02 of the Partnership's Quarterly Report on
     Form 10-Q for the quarter ended March 31, 2000, (File
     No. 0-19046).

10.04	     Customer Agreement, dated as of December 1, 1997,
     between the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to
     Exhibit 10.03 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File
     No. 0-19046).

10.05	 International Foreign Exchange Master Agreement, dated
      as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to exhibit
      10.04 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-19046).

10.06	 Customer Agreement, dated as of May 1, 2000, between Morgan
     	 Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File No. 0-19046).

10.07	 Amendment to Amended and Restated Management Agreement
between the Partnership and John W. Henry & Company, Inc., dated November 30, 2000, is incorporated by reference to the Partnership's Form 8-K (File No. 0-19046), filed with the Securities and Exchange Commission on January 3, 2001.

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
                              (General Partner)


August 14, 2001          By:/s/Raymond E. Koch              _
                               Raymond E. Koch
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.