Form 10-Q
period 2001-09-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2001-11-14
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period _________________to_________________

Commission File Number 0-19046


	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

	(Exact name of registrant as specified in its charter)



		Delaware						     13-3589337
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			07311-3977
(Address of principal executive offices)	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647


Two World Trade Center, 62nd Fl., New York, NY 10048

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
		Statements of Financial Condition as of
		September 30, 2001 (Unaudited) and December 31, 2000....2

		Statements of Operations for the Quarters Ended
		September 30, 2001 and 2000 (Unaudited).................3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited).................4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2001 and 2000
		(Unaudited).............................................5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited).................6

		Notes to Financial Statements (Unaudited) ...........7-11

Item 2.	Management's Discussion and Analysis
			of Financial Condition and Results of
			Operations.......................................12-21

Item 3.	Quantitative and Qualitative Disclosures
			about Market Risk ...............................21-34


PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................35

Item 6. 	Exhibits and Reports on Form 8-K.................35-36




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	September 30,	 December 31,
                                                   2001       	            2000
	$	 $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	                                                                                              81,973,659  	  79,569,551

	Net unrealized gain on open contracts (MS & Co.)               	4,144,672	17,317,039
	Net unrealized gain (loss) on open contracts (MSIL)	     347,744	                             (73,456)

	Total net unrealized gain on open contracts	   4,492,416	  17,243,583

	     Total Trading Equity	 86,466,075 	96,813,134

Interest receivable (Morgan Stanley DW)	185,828	370,732
Due from Morgan Stanley DW 	         74,442	                               45,999

 	     Total Assets	    86,726,345 	    97,229,865


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	924,926  	1,683,288
	Management fees payable 	144,582  	161,622
	Accrued administrative expenses 	      121,522  	        95,064

	     Total Liabilities	  1,191,030  	    1,939,974

Partners' Capital
	Limited Partners (32,331.778  and
          35,264.577 Units, respectively)	84,319,293  	93,758,471
	General Partner (466.277 and 576
           Units, respectively)	                                                                  1,216,022   	    1,531,420

	     Total Partners' Capital                                                            85,535,315		    95,289,891

Total Liabilities and Partners' Capital	  86,726,345   	    97,229,865


NET ASSET VALUE PER UNIT                                                         2,607.94 	 	         2,658.72

The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

	     For the Quarters Ended September 30,

                                               2001                           2000
                                                $                                  $

REVENUES
	Trading profit (loss):
		Realized	2,473,094		              (2,211,418)
		Net change in unrealized	   2,095,631		(4,473,141)

			Total Trading Results	4,568,725		(6,684,559)

	Interest income (Morgan Stanley DW)	     584,284	                   1,007,333

			Total	  5,153,009		(5,677,226)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,448,622		1,104,091
	Management fees	419,618		788,769
Transaction fees and costs	94,316		61,300
Administrative expenses	      30,000		     29,000

			Total	   1,992,556		1,983,160


NET INCOME (LOSS)                                                                    3,160,453		(7,660,386)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	                                                                        3,115,479		(7,547,515)
	General Partner	                                                                              44,974		(112,871)

NET INCOME (LOSS) PER UNIT

	Limited Partners	96.19		(195.95)
	General Partner	96.19		(195.95)



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	    For the Nine Months Ended September 30,

                                                                                                           2001   	  2000
                                                                                                             $		$
REVENUES
	Trading profit (loss):
		Realized	15,276,326		                 (8,483,618)
	Net change in unrealized                                                (12,751,167) 	                (9,226,820)

			Total Trading Results	2,525,159		               (17,710,438)

	Interest income (Morgan Stanley DW)	     2,407,606		     3,227,149

			Total	   4,932,765		               (14,483,289)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	3,866,467		3,813,180
 	Management fees	1,357,913	 	2,779,467
	Incentive fees                               	1,035,312 	                            -
	Transaction fees and costs	261,127		273,411
	Administrative expenses	        90,000		         91,000

	  		Total	    6,610,819		     6,957,058


NET LOSS	                                                                   (1,678,054		(21,440,347)


NET LOSS ALLOCATION

	Limited Partners                                                                       (1,647,656)		(21,137,568)
	General Partner                                                                            (30,398)			(302,779)

NET LOSS PER UNIT

	Limited Partners                                                                              (50.78)		(525.66)
	General Partner                                                                               (50.78)		(525.66)




	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)




	 Units of
                                                                          	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$




Partners' Capital,
	December 31, 1999	45,128.639		107,807,427		1,393,791		          109,201,218

Net Loss	            -      		(21,137,568)		(302,779)		          (21,440,347)

Redemptions	(7,187.663)		(15,896,165)	                -        	             (15,896,165)

Partners' Capital,
	September 30, 2000	37,940.976		  70,773,694		 1,091,012		 71,864,706




Partners' Capital,
	December 31, 2000	35,840.577 	 	93,758,471 		1,531,420 		95,289,891

Net Loss	            -      		(1,647,656)		            (30,398)		          (1,678,054)

Redemptions	(3,042.522)		(7,791,522)	            (285,000) 	        (8,076,522)

Partners' Capital,
	September 30, 2001	  32,798.055		   84,319,293		  1,216,022		  85,535,315










The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	 STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      (1,678,054)		              (21,440,347)
Noncash item included in net loss:
	  Net change in unrealized	12,751,167		9,226,820

(Increase) decrease in operating assets:
	  Interest receivable (Morgan Stanley DW)	184,904		                       48,932
	  Due from Morgan Stanley DW                       (28,443)	                    (174,081)

Increase (decrease) in operating liabilities:
	  Management fees payable                                                        (17,040)		                  (127,209)
  Accrued administrative expenses	      26,458	                    	47,674

Net cash provided by (used for) operating activities                    	  11,238,992               (12,418,211)


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable                                                      (758,362)	                   (699,126)
Redemptions of Units                                                                       (8,076,522)	              (15,896,165)

Net cash used for financing activities                                              (8,834,884)		              (16,595,291)

Net increase (decrease) in cash 	2,404,108		              (29,013,502)

Balance at beginning of period 	   79,569,551		 106,349,715

Balance at end of period 	   81,973,659		   77,336,213






	The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

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

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Generally derivatives include futures, forward, swaps or options contracts or other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

statements of financial condition, and their longest contract maturities were as follows:
                    Net Unrealized Gains (Losses)
                        on Open Contracts                Longest Maturities

  	            Exchange-  Off-Exchange-            Exchange- Off-Exchange-
                   Traded      Traded       Total      Traded      Traded
Date             Contracts    Contracts   Contracts   Contracts   Contracts
                  $          $ 	   $

Sept. 30, 2001   4,800,693    (308,277)   4,492,416   Sept. 2002  Dec. 2001

Dec. 31, 2000   14,793,592   2,449,991   17,243,583   Dec. 2001   March 2001

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $86,774,352 and $94,363,143 at September 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Manager's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $5,153,009 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.1% were recorded throughout a majority of the quarter in the global stock index futures markets from short positions in DAX, Nikkei and NASDAQ Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the global interest rate futures markets, profits of approximately 3.2% were recorded throughout a majority of the quarter from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. and European central banks and as investors sought a safe haven from declining stock prices. In the metals markets, gains of approximately 0.6% were recorded primarily during July and September from short positions in aluminum and copper futures as prices declined due to higher inventories and weak demand. These gains were partially offset by losses of approximately 3.4% recorded primarily during August in the energy markets from short positions in crude oil futures as prices rose amid declining inventories and growing tensions in the Middle East. During September, losses were recorded from long futures positions in crude oil and its refined products as the previous upward trend in oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. In the currency markets, losses of approximately 3.1% were experienced primarily during August from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to U.S. economic weakness. During late September, losses were recorded from long positions in the Japanese yen as its value weakened and the U.S. dollar strengthened amid newly released optimistic economic data and the Bank of Japan's surprise interventions, which boosted the U.S. dollar. In the agricultural markets, losses of approximately 0.8% were recorded primarily during July from short corn futures positions as prices increased on forecasts for hotter and drier weather in the U.S. midwest. Total expenses for the three months ended September 30, 2001 were $1,992,556, resulting in net income of $3,160,453. The net asset value of a Unit increased from $2,511.75 at June 30, 2001 to $2,607.94 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $4,932,765 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 10.3% were recorded in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the agricultural markets, losses of approximately 0.8% were recorded primarily during July from short corn futures positions as prices increased on forecasts for hotter and drier weather in the U.S. midwest. In the currency markets, losses of approximately 0.7% were recorded throughout the first nine months of the year from British pound, Japanese yen and euro positions. Offsetting gains were recorded during August and September from long positions in the Swiss franc as its value continued its strengthening trend relative to the U.S. dollar due to the sharp decline in stock prices and as investors sought refuge in the safe haven of the franc amid fears of global economic and political turmoil. These losses were partially offset by gains of approximately 6.5% recorded throughout a majority of the third quarter in the global stock index futures markets from short positions in Nikkei, DAX and NASDAQ Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the global interest rate futures markets, profits of approximately 4.4% were recorded throughout a majority of the quarter from long positions in short-term U.S. interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and investors seeking a safe haven from declining stock prices. During January and February, profits were also recorded from long positions in Japanese interest rate futures as Japanese government bond prices increased amid weak Japanese stock prices and disappointing economic data in that country. In the metals markets, gains of approximately 0.5% were recorded primarily during July and September from short positions in copper and aluminum futures as prices declined due to higher inventories and weak demand. Total expenses for the nine months ended September 30, 2001 were
$6,610,819, resulting in a net loss of $1,678,054.   The net
asset value of a Unit decreased from $2,658.72 at December 31, 2000 to $2,607.94 at September 30, 2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $5,677,226 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.9% were recorded in the global interest rate futures markets primarily from short Japanese bond futures positions as prices surged and long-term interest rates dropped during mid September as investors sought refuge from recent drops in U.S. and Japanese stock prices. Additional losses of approximately 3.5% were experienced in the currency markets primarily from trading the Japanese yen during August as the yen drew support from rising expectations that Japan's second quarter gross domestic product data will show convincing strength in the wake of surprisingly robust all-industries figures. In the global stock index futures markets, losses of approximately 2.4% were incurred primarily from short positions in DAX (Germany) Index futures as prices moved in a trendless pattern throughout a majority of the quarter. Smaller losses of approximately 0.4% were recorded in the metals markets primarily from long gold futures positions during July as gold prices fell after the Bank of England announced the results of its gold auction, which had concluded at a lower price than most dealers expected. A portion of overall Partnership losses was offset by gains of approximately 1.7% recorded in the energy markets primarily from long futures positions during August with

Brent crude oil prices hitting 10-year highs and U.S. crude oil coming within $1 of a new post-Gulf War record amid evidence of historically low U.S. oil stocks. Additional gains of approximately 0.1% were recorded in the agricultural markets primarily from trading corn futures during July on expectations for a very good harvest this year and further increases in the amount of grain in storage. Total expenses for the three months ended September 30, 2000 were $1,983,160, resulting in a net loss of $7,660,386. The net asset value of a Unit decreased from $2,090.07 at June 30, 2000 to $1,894.12 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $14,483,289 and posted a decrease in net asset value per Unit. The most significant losses of approximately 12.9% were recorded in the global interest rate futures markets primarily from short German bund futures positions, particularly during May, as prices were pushed higher by a rise in U.S. prices. Short Japanese bond futures positions also contributed to losses in this complex as prices surged and long-term interest rates dropped during mid September as investors sought refuge from recent drops in U.S. and Japanese stock prices. Additional losses of approximately 8.0% were experienced in the currency markets primarily from short Japanese yen positions as the value of the yen appreciated during May and June due to indications of strong first-quarter growth, signals of an end to Japan's zero interest rate policy and speculation that the Japanese government was considering an economic stimulus package. Trading the Japanese yen during August resulted in additional losses as the yen drew support from rising expectations that Japan's second quarter gross domestic product data would show convincing strength in the wake of surprisingly robust all-industries figures. In the metals markets, losses of approximately 3.3% were experienced primarily from short gold futures positions as price spiked higher during February following an announcement by a large producer that it was suspending gold hedging activities. Newly established long positions resulted in additional losses as prices fell later in the month from the weakness in the Australian dollar and the sale of seven tons of gold by the Dutch central bank. In the global stock index futures markets, losses of approximately 2.0% were recorded primarily from long S&P 500 Index futures positions as most global equity prices reversed lower during January amid fears of interest rate hikes and investors' profit-taking. Long positions in U.S. stock index futures also resulted in losses during September as domestic stock prices declined due to jitters in the technology sector, a worrisome spike in oil prices and re-emerging fear of inflation and higher interest rates. A portion of overall Partnership losses was offset by gains of approximately 5.5% recorded in the energy markets primarily from long futures positions in crude oil and its refined products as oil prices powered to nine-year highs during the first quarter on concerns about future output levels amid dwindling stockpiles and increasing demand. Additional gains were recorded during August with Brent crude oil prices hitting 10-year highs and U.S. crude oil coming within $1 of a new post-Gulf War record amid evidence of historically low U.S. oil stocks. Long natural gas futures positions were also profitable as prices reached four-year highs during May amid concerns about dwindling stockpiles and increasing demand. Gains of approximately 0.4% were experienced in the soft commodities markets primarily from long sugar futures positions as prices trended to 22-month highs during June due to strong demand and declining production from Brazil. Short sugar futures positions also resulted in gains during February as prices plunged to a nine-month low on fears of a world glut. Total expenses for the nine months ended September 30, 2000 were $6,957,058, resulting in a net loss of $21,440,347. The net asset value of a Unit decreased from $2,419.78 at December 31, 1999 to $1,894.12 at September 30, 2000.

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

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $86 million and $72 million respectively.

     Primary Market    	September 30, 2001	  September 30, 2000
     Risk Category	  	   Value at Risk	    Value at Risk

	Currency	                  (2.49)%		      (2.38)%
	Interest Rate	             (2.01) 		      (1.10)
	Equity	                     (0.63)		      (1.12)
     Commodity	                  (1.06)		      (1.71)
	Aggregate Value at Risk    (3.34)%		      (3.22)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.


The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2000 through September 30, 2001.
Primary Market Risk Category        High       Low       Average
Currency          	(3.03)%	(2.21)%	(2.61)%
Interest Rate               	(3.41)	(1.37)	(2.34)
Equity  	(0.70)	(0.48)	(0.61)
Commodity  		(1.06)	(0.77)	(0.95)
Aggregate Value at Risk  	(4.30)%	(3.34)%	(3.82)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2001 was in the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. At September 30, 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The second largest market exposure at September 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australia interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The primary equity exposure at September 30, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposures were to the DAX (Germany), NASDAQ (U.S.) and FTSE (Britain) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At September 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30,
2001 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as aluminum, copper, zinc and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading
Manager has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, cotton, and corn markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2001 were in euros, Australian dollars and British pounds. The
Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(A)	Exhibits

3.01 Limited Partnership Agreement of the Partnership, dated as of August 28, 1990, is incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement on Form S-1, (File No. 33-36656).

10.01	Form of Amended and Restated Management Agreement among the
Partnership, Demeter and John W. Henry and Company, Inc., dated as of May 12, 1997, is incorporated by reference to
Exhibit 10.02 of the Partnership's Registration Statement on
Form S-1, (File No.333-24109).

10.02 Form of Amended and Restated Customer Agreement Between the
Partnership and Dean Witter Reynolds Inc., dated as of
September 1, 1996, is incorporated by reference to Exhibit
10.02 of the Partnership's Registration Statement on Form S-
1, (File No. 333-24109).

10.03 Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated as of June 22, 2000 is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13, 2001.

10.04 Commodity Futures Customer Agreement between Morgan Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-19046) filed with the
Securities and Exchange Commission on November 13, 2001.

10.05 Customer Agreement between the Partnership and Morgan Stanley & Co. International Limited, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-19046) filed with the
Securities and Exchange Commission on November 13, 2001.

10.06	Foreign Exchange and Options Master Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit
10.05 of the Partnership's Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13,
2001.

10.07	Amendment to Amended and Restated Management Agreement between the Partnership and John W. Henry & Company, Inc., dated November
30, 2000, is incorporated by reference to the Partnership's Form
8-K (File No. 0-19046), filed with the Securities and Exchange
Commission on January 3, 2001.

10.08	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
19046) filed with the Securities and Exchange Commission on November 13, 2001.

(B)	Reports on Form 8-K. - None.

	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         Dean Witter Portfolio Strategy
                         Fund L.P. (Registrant)

                         By:	Demeter Management Corporation
                              (General Partner)


November 14, 2001        By:/s/Raymond E. Koch              _
                               Raymond E. Koch
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.