Form 10-K
period 2001-12-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2002-03-28
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________
Commission File Number 0-19046

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3589337
(State or other jurisdiction of			   	  (I.R.S. Employer
 incorporation or organization)		 	 	 Identification No.)

Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Floor,
New York, NY                     	    			 	  10022
(Address of principal executive offices)		 		(Zip Code)

Registrant's telephone number, including area code     	   (201) 876-4647


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
Title of each class  						on which registered

		None								  None

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

	Indicate by check-mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $76,854,088 at January 31, 2002.


DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2001

                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . .. . . . . . . . . . . . . 	.  .1

Part I .

	Item  1.	Business. . . . . . . . . . . . . . . . . . . . . . . . .2-4

	Item  2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . .4

	Item  3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 5

	Item  4.	Submission of Matters to a Vote of Security Holders. . . ..5


Part II.

	Item  5.		Market for the Registrant's Partnership Units
			and Related Security Holder Matters. . . . . . . . . . . ..6

	Item  6.	Selected Financial Data . . . . . . . . . . . . . . . . . .7

	Item  7.	Management's Discussion and Analysis of Financial
		         Condition and Results of Operations. . . . . . . . . .  8-19

	Item 7A. Quantitative and Qualitative Disclosures About
		         Market Risk. . . . . . . . . . . . . . . . . . . . . . 19-32

	Item  8. Financial Statements and Supplementary Data. . . . . . . .32

	Item  9.	Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . . . .32

Part III.

	Item 10.	Directors and Executive Officers of the Registrant.  . 33-37

	Item 11. Executive Compensation . . . . . . . . . . . . . . . . .  37

	Item 12.	Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . .	37-38

	Item 13. Certain Relationships and Related Transactions . . . .. . 38

Part IV.

	Item 14.		Exhibits, Financial Statement Schedules, and
				Reports on Form 8-K. . . . . . . . . . . . . . . . .	39-40


	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

	Partnership's Prospectus dated
  	May 12, 1997	         I

	Annual Report to Dean Witter
	Portfolio Strategy Fund L.P.
	Limited Partners for the year
	ended December 31, 2001	 II, III and IV

	PART I
Item 1.  BUSINESS
(a) General Development of Business. Dean Witter Portfolio Strategy Fund L.P. (formerly, Dean Witter Principal Secured Fund L.P.) (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests. The Partnership commenced operations on February 1, 1991.

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

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2001, was $2,498.93, representing a decrease of 6.0 percent from the net asset value per Unit of $2,658.72 at December 31, 2000. For a more detailed description of the Partnership's business see subparagraph (c).

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

Item 2.  PROPERTIES
The executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third Avenue, 8th
Floor, New York, NY 10022.

Demeter changed its address from 2 World Trade Center, New York,
NY 10048.

Item 3.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

	PART II

Item 5. 	MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
RELATED SECURITY HOLDER MATTERS


(a) Market Information
There is no established public trading market for the Units in the Partnership.

(b) Holders
The number of holders of Units at December 31, 2001 was approximately 4,954.

(c) Distributions
No distributions have been made by the Partnership since it commenced trading operations on February 1, 1991. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distribution of Partnership profits.


Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                     For the Years Ended December 31,
                             2001        2000         1999         1998       1997



Total Revenues
(including interest)    	 3,109,230	 15,787,350    4,487,760   24,626,159   21,459,210


Net Income (Loss)	   	(5,224,453)	  6,757,737	  (8,217,948)  11,471,105   10,733,401


Net Income (Loss)
Per Unit (Limited
& General Partners) 	   (159.79)	     238.94 	     (178.06)      224.48	 240.57


Total Assets 		80,268,632   97,229,865  111,847,771  133,033,164  135,545,105


Total Limited
Partners' Capital	   	77,929,319   93,758,471	 107,807,427  129,638,096  131,363,711


Net Asset Value Per
Unit 			     	  2,498.93	   2,658.72	    2,419.78     2,597.84     2,373.36












Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.
The Partnership's investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

At December 31, 2001, the Partnership's total capital was
$78,920,107, a decrease of $16,369,784 from the Partnership's total capital of $95,289,891 at December 31, 2000. For the year ended December 31, 2001, the Partnership generated a net loss of $5,224,453 and total redemptions aggregated $11,145,331.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $3,109,230 and after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 8.4% were recorded in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production, and demand. Losses of approximately 1.2% were recorded primarily during the fourth quarter from long positions in silver and gold futures as prices reversed lower on the heels of sharp gains in the U.S. stock market. Additional losses of approximately 0.9% were experienced in the soft commodities from short positions in sugar futures as prices reversed higher on supply concerns. Smaller losses of approximately 0.7% were recorded from short positions in the agricultural markets as prices increased on forecasts for hotter and drier weather in the U.S. midwest. A portion of the Partnership's losses was offset by gains of approximately 2.8% recorded throughout a majority of the third quarter in the global stock index futures markets from short positions in Nikkei, DAX, and NASDAQ Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. Gains of approximately 1.5% were experienced in the global interest rate futures markets primarily throughout a majority of the third quarter from long positions in short-term U.S. interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve, and as investors sought a safe haven from declining stock prices. Additional gains of approximately 1.2% were recorded primarily during the fourth quarter as gains from short position in the Japanese yen and the South African rand versus the U.S. dollar more than offset losses attributed to trading in the euro and the British pound. Total expenses for the year were $8,333,683, resulting in a net loss of $5,224,453. The net asset value of a Unit decreased from $2,658.72 at December 31, 2000 to $2,498.93 at December 31, 2001.


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

For the year ended December 31, 1999, the Partnership recorded total trading revenues, including interest income, of $4,487,760 and after expenses, posted a decrease in net asset value per Unit. The most significant losses, approximately 10.36%, were recorded from global interest rate futures trading as the volatile and choppy price movement experienced during the year limited the ability to capitalize on trends. During the fourth quarter, most global bond markets dropped on a resurgence of inflation and interest rate fears initiated by consistently strong U.S. economic data, evidence of rising inflation in Germany, and increases in oil prices. Additional losses of approximately 8.64% were recorded in metals, primarily from trading silver and gold futures as supply and demand concerns resulted in short-term volatility later in the year. In the global stock index futures markets, the reversal and whipsaw conditions that prevailed during the fourth quarter also resulted in losses of approximately 1.38% for the Partnership. A portion of the Partnership's overall losses was offset by gains of approximately 8.29% recorded in the energy markets primarily from long crude oil futures positions as oil prices trended higher throughout a majority of the year. Additional gains of approximately 6.93% were recorded in the currency markets due primarily to the re-emergence of the upward momentum in the U.S. dollar relative to the euro and Swiss franc, as well as the continued strength of the Japanese yen versus other major currencies during November. Total expenses for the year were $12,705,708, resulting in a net loss of 8,217,948. The net asset value of a Unit decreased from $2,597.84 at December 31, 1998 to $2,419.78 at December 31, 1999.

The Partnership's overall performance record represents varied results of trading in different futures and forwards markets. For a further description of 2001 trading results, refer to the letter to the Limited Partners in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures and forwards in a portfolio of agricultural commodities, energy products, foreign currencies, interest rates, precious and base metals, soft commodities and stock indices. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Manager were unable to offset positions of the

Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.

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

In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract counterparty.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

Inflation has not been a major factor in the Partnership's operations.

See "Financial Instruments" under Notes to Financial Statements in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of in this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2001 and 2000. At
December 31, 2001 and 2000, the Partnership's total
capitalization was approximately $79 million and $95 million, respectively.
     Primary Market 	  December 31, 2001	  December 31, 2000
     Risk Category	 	    Value at Risk	   Value at Risk

Currency				  (3.70)%			  (2.21)%
Interest Rate	  		  (1.20)			  (3.41)
	Equity				  (0.50)			  (0.70)
  	Commodity		  	 	  (0.88)			  (1.04)
Aggregate Value at Risk	  (4.45)%			  (4.30)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.


The table above represents the VaR of the Partnership's open positions at December 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2001 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2001 through December 31, 2001.

Primary Market Risk Category        High      Low        Average
Currency     					(3.70)%	(2.49)%	  (2.98)%
Interest Rate                      (2.56)	(1.20)	  (1.78)
Equity  					   	(0.63)	(0.48)	  (0.56)
Commodity                        	(1.06)	(0.77)	  (0.91)
Aggregate Value at Risk          	(4.45)%	(3.34)%	  (3.86)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2001 and 2000 and for the end of the four quarterly reporting periods during calendar year 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 87% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.	 The primary market exposure of the Partnership at
December 31, 2001 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. At December 31, 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate.	 The second largest market exposure at December
31, 2001 was to the global interest rate complex. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australia interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	The primary equity exposure at December 31, 2001 was to
equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2001, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (Germany) and Dow Jones Euro Stoxx 50 (Europe) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At December 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and the natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At December 31, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, corn and soybean meal markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at December 31,
2001 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Manager has, from time to time, taken positions as market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at December 31, 2001 were in Japanese yen, British pounds and Canadian dollars. The
Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)
                                                 Net Income/
									   (Loss) Per
Quarter		  Revenue		     Net		  Unit of Limited
Ended		  (Net Trading Loss) Income/(Loss) 	Partnership Interest
2001
March 31 		$ 11,037,937	$   8,360,925		  $ 237.35
June 30	   	 (11,258,181)	  (13,199,432)		   (384.32)
September 30	   5,153,009	    3,160,453		     96.19
December 31	  (1,823,535)	   (3,546,399)		   (109.01)

Total			$  3,109,230	$  (5,224,453)		  $(159.79)

2000
March 31 		$   393,845	$  (2,256,999)		  $ (53.10)
June 30	   	 (9,199,908)	  (11,522,962)		   (276.61)
September 30	 (5,677,226)	   (7,660,386)		   (195.95)
December 31	 30,270,639	   28,198,084		    764.60

Total			$15,787,350	$   6,757,737		  $ 238.94


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and officers of Demeter are as follows:

Robert E. Murray, age 41, is the Executive Director of Morgan Stanley DW's Managed Futures Department, a leading commodity pool operator with approximately $1.4 billion in assets across a variety of U.S. and international public and private managed futures funds. In this capacity, Mr. Murray is responsible for overseeing all aspects of Morgan Stanley DW's Managed Futures Department. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 17 years. He is also the Chairman and President of Morgan Stanley Futures & Currency Management Inc. ("MSFCM") (formerly known as Dean Witter Futures & Currency Management Inc.), Morgan Stanley's internal commodity trading advisor, and is Chairman and President of Demeter Management Corporation, the entity which acts as a general partner for Morgan Stanley DW's managed futures funds. Mr. Murray has served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a

Futures Association.  Mr. Murray received a Bachelors Degree in
Finance from Geneseo State University in 1983.

Mitchell M. Merin, age 48, is a Director of Demeter. Mr. Merin is also a Director of MSFCM. Mr. Merin was appointed the Chief Operating Officer of Individual Asset Management for MSDW in December 1998 and the President and Chief Executive Officer of Morgan Stanley Dean Witter Advisors in February 1998. He has been an Executive Vice President of Morgan Stanley DW since 1990, during which time he has been Director of Morgan Stanley DW's Taxable Fixed Income and Futures divisions, Managing Director in Corporate Finance and Corporate Treasurer. Mr. Merin received his Bachelors degree from Trinity College in Connecticut and his M.B.A. degree in Finance and Accounting from the Kellogg Graduate School of Management of Northwestern University in 1977.

Joseph G. Siniscalchi, age 56, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director, responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 60, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Dean Witter Advisors, an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department specializing in coverage of regulated industries and, subsequently, served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received his M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 50, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 24 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech also had worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 45, is currently Managing Director in Asset Management Services. He previously served as CAO of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley Dean Witter & Co. and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in finance from the University of Chicago.

Anthony J. DeLuca, age 39, became a Director of Demeter on September 14, 2000. Mr. DeLuca is also a Director of MSFCM. Mr. DeLuca was appointed the Controller of Asset Management for MSDW in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had MSDW as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Raymond E. Koch, age 46, is Chief Financial Officer of Demeter. Mr. Koch began his career at MSDW in 1988, has overseen the Managed Futures Accounting function since 1992, and is currently an Executive Director in Investment Management Controllers. From

November 1979 to June 1988, Mr. Koch held various positions at Thomson McKinnon Securities, Inc. culminating as Manager, Special Projects in the Capital Markets Division. From August 1977 to November 1979 he was an auditor, specializing in financial services at Deloitte Haskins & Sells. Mr. Koch received his B.B.A. in accounting from Iona College in 1977, an M.B.A. in finance from Pace University in 1984 and is a Certified Public Accountant.

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
		MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2001, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2001,
Demeter owned 396.485 Units of General Partnership Interest representing a 1.26 percent interest in the Partnership.

(c)	Changes in Control - None


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $5,090,463 for the year ended December 31, 2001.

PART IV
Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2001, 2000 and 1999.

-	Statements of Financial Condition as of December 31, 2001 and
	2000.

-	Schedule of Investments as of December 31, 2001.

-	Statements of Operations, Changes in Partners' Capital, and Cash
Flows for the years ended December 31, 2001, 2000 and 1999.

-	Notes to Financial Statements.
With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited
Partners for the year ended December 31, 2001, is not deemed to be filed with this report.

2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)	Reports on Form 8-K
During the quarter/year ended December 31, 2001, the following
Forms 8-K were filed by the Partnership:

On January 3, 2001, the Partnership filed the Current Report on Form 8-K for the purpose of reporting, under Item 5, the amendment to the Partnership's management agreement with the Trading Manager under which the monthly management fee rate and quarterly incentive fee rate paid by the Partnership to the Trading Manager were reduced and increased, respectively.

On November 13, 2001, the Partnership filed the Current Report on Form 8-K for the purpose of reporting, under Item 5, the relocation of offices of the Partnership and Demeter; the transfer of futures and options clearing of the Partnership to MS & co.; and the replacement by MS & Co. as counterparty on all foreign currency forward contracts for the Partnership.

 (c)	Exhibits
Refer to Exhibit Index on Pages E-1 to E-2.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 28, 2002			BY: /s/	Robert E. Murray
						 	Robert E. Murray, Director,
						  	Chairman of the Board and
						  	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Robert E. Murray                         	March 28, 2002
	  	Robert E. Murray, Director,
	   	Chairman of the Board and
	   	President

    /s/    Mitchell M. Merin                  		March 28, 2002
           Mitchell M. Merin, Director

    /s/ 	Joseph G. Siniscalchi                    	March 28, 2002
	 	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III                    	March 28, 2002
	  	Edward C. Oelsner III, Director

    /s/    Richard A. Beech                      		March 28, 2002
           Richard A. Beech, Director

    /s/    Raymond A. Harris       	              	March 28, 2002
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                      	March 28, 2002
           Anthony J. DeLuca, Director

    /s/  	Raymond E. Koch		                  	March 28, 2002
	    	Raymond E. Koch, Chief
	  	Financial Officer and Principal
  	    	Accounting Officer

	EXHIBIT INDEX

     ITEM


3.01	Limited Partnership Agreement of the Partnership, dated as of
August 28, 1990, is incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No. 33-36655).

10.01	Form of Amended and Restated Management Agreement among the
Partnership, Demeter and John W. Henry and Company, Inc. is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File No.
333-24109).

10.02	Form of Amended and Restated Customer Agreement between the
Partnership and Dean Witter Reynolds Inc., dated as of
September 1, 1996, is incorporated by reference to Exhibit
10.01 of the Partnership's Registration Statement on Form S-1
(File No. 333-24109).

10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June 22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13, 2001.

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
Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit
10.05 of the Partnership's Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13,
2001.

10.07	Amendment to Amended and Restated Management Agreement
between the Partnership and John W. Henry & Company, Inc., dated as of November 30, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on January 3, 2001.

10.08	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
19046) filed with the Securities and Exchange Commission on November 13, 2001.

13.01Annual Report to Limited Partners for the year ended December 31, 2001 is filed herewith.

  Portfolio
  Strategy
  Fund

  December 31, 2001
  Annual Report

[LOGO] Morgan Stanley

Dean Witter Portfolio Strategy Fund L.P.

Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

                        Year                      Return
                        ----                      ------
                        1991 (11 months)           27.7%
                        1992                       -6.4%
                        1993                       19.9%
                        1994                       -5.4%
                        1995                       25.4%
                        1996                       25.5%
                        1997                       11.2%
                        1998                        9.5%
                        1999                       -6.9%
                        2000                        9.9%
                        2001                       -6.0%
                        Inception-to-Date Return: 149.9%
                        Annualized Return:          8.8%

Demeter Management Corporation
c/o Managed Futures Department,
825 Third Avenue, 8th Floor,
New York, NY 10022
Telephone (201) 876-4647

Dean Witter Portfolio Strategy Fund L.P.
Annual Report
2001

Dear Limited Partner:

This marks the eleventh annual report for the Dean Witter Portfolio Strategy Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $2,658.72 and decreased by 6% to $2,498.93 on December 31, 2001. The Fund has increased by 149.9% since it began trading in February 1991 (a compound annualized return of 8.8%). A review of trading results for the year is provided in the Annual Report of the Trading Manager located on the next page of this report.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, c/o Managed Futures Department, 825 Third Avenue, 8th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

       Sincerely,

       /s/ Robert E. Murray
       Robert E. Murray
       Chairman
       Demeter Management Corporation
       General Partner

Dean Witter Portfolio Strategy Fund L.P.

Annual Report of the Trading Manager

Overall, the Fund posted a loss for 2001. Losses were incurred in energies, agricultural commodities and metals. Profits were earned in currencies, stock indices and interest rates.

The Fund's largest trading losses were incurred in the energy markets. The majority of the losses in this sector were incurred in the crude oil markets. Modest profits were earned in trading natural gas.

The agricultural commodities ended the year with a trading loss. The largest losses in this sector were experienced in the sugar market. Cotton and live cattle markets were traded profitably for the year.

Metals trading resulted in a minor loss for the year as gains earned in the base metals were offset by losses in the precious metals markets.

Currencies produced a trading profit for the year. The trading losses incurred in European currencies, mainly the British pound, were offset by gains in the Asian and exotic currency markets. The yen and the South African rand were the primary drivers of profitability in those sectors.

Trading stock indices also provided the Fund with trading profits during the year. The DAX, the Nikkei, and the NASDAQ trading accounted for the bulk of the trading profits. A small loss was incurred in trading the All Ordinaries Share Index.

Interest rates markets contributed to the Fund's trading profits in 2001. The U.S. and European markets contributed strong profits. Trading in the Australian and Canadian markets produced a slight gain. The trading of the Japanese government 10 year bond and Euroyen produced small trading losses.

We thank the Fund's investors for their continued confidence in JWH and we hope that the coming year will bring markets favorable to the Fund's investors.

John W. Henry & Company, Inc.

Note: Investors are cautioned that past results are not necessarily indicative of future results.

Dean Witter Portfolio Strategy Fund L.P.

Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") as of December 31, 2001 and 2000, including the schedule of investments as of December 31, 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Portfolio Strategy Fund L.P. at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
February 15, 2002

Dean Witter Portfolio Strategy Fund L.P.

Statements of Financial Condition

                                                         December 31,
                                                    ----------------------
                                                       2001        2000
                                                    ----------- ----------
                                                        $           $
                                    ASSETS
    Equity in futures interests trading
     accounts:
      Cash                                           75,412,074 79,569,551

      Net unrealized gain on open contracts
       (MS&Co.)                                       4,044,975 17,317,039
      Net unrealized gain (loss) on open contracts
       (MSIL)                                           622,869    (73,456)
                                                    ----------- ----------
      Total net unrealized gain on open contracts     4,667,844 17,243,583
                                                    ----------- ----------
       Total Trading Equity                          80,079,918 96,813,134

    Interest receivable (Morgan Stanley DW)              98,923    370,732
    Due from Morgan Stanley DW                           89,791     45,999
                                                    ----------- ----------
    Total Assets                                     80,268,632 97,229,865
                                                    =========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL
    LIABILITIES
    Redemptions payable                               1,071,142  1,683,288
    Accrued administrative expenses                     143,619     95,064
    Management fees payable                             133,764    161,622
                                                    ----------- ----------
       Total Liabilities                              1,348,525  1,939,974
                                                    ----------- ----------
    PARTNERS' CAPITAL
    Limited Partners (31,185.087 and 35,264.577
     Units, respectively)                            77,929,319 93,758,471
    General Partner (396.485 and 576 Units,
     respectively)                                      990,788  1,531,420
                                                    ----------- ----------
       Total Partners' Capital                       78,920,107 95,289,891
                                                    ----------- ----------
       Total Liabilities and
        Partners' Capital                            80,268,632 97,229,865
                                                    =========== ==========

    NET ASSET VALUE PER UNIT                           2,498.93   2,658.72
                                                    =========== ==========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Portfolio Strategy Fund L.P.

Statements of Operations

                                              For the Years Ended
                                                  December 31,
                                      -----------------------------------
                                         2001         2000        1999
                                      -----------  ----------  ----------
                                          $            $           $
      REVENUES
      Trading profit (loss):
        Realized                       12,923,334    (586,022)  7,743,552
        Net change in unrealized      (12,575,739) 12,129,234  (7,827,197)
                                      -----------  ----------  ----------
         Total Trading Results            347,595  11,543,212     (83,645)
      Interest income (Morgan Stanley
       DW)                              2,761,635   4,244,138   4,571,405
                                      -----------  ----------  ----------
         Total                          3,109,230  15,787,350   4,487,760
                                      -----------  ----------  ----------
      EXPENSES
      Brokerage commissions (Morgan
       Stanley DW)                      5,090,463   5,075,941   5,623,369
      Management fees                   1,765,563   3,475,062   5,010,318
      Incentive fees                    1,035,312      --       1,548,449
      Transaction fees and costs          324,345     351,610     391,572
      Administrative expenses             118,000     127,000     132,000
                                      -----------  ----------  ----------
         Total                          8,333,683   9,029,613  12,705,708
                                      -----------  ----------  ----------
      NET INCOME (LOSS)                (5,224,453)  6,757,737  (8,217,948)
                                      ===========  ==========  ==========
      Net Income (Loss) Allocation:
      Limited Partners                 (5,138,821)  6,620,108  (8,115,383)
      General Partner                     (85,632)    137,629    (102,565)
      Net Income (Loss) per Unit:
      Limited Partners                    (159.79)     238.94     (178.06)
      General Partner                     (159.79)     238.94     (178.06)

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

                          Units of
                         Partnership   Limited      General
                          Interest     Partners     Partner      Total
                         -----------  -----------  ---------  -----------
                                          $            $           $
      Partners' Capital,
      December 31, 1998   50,478.250  129,638,096  1,496,356  131,134,452
      Net loss                --       (8,115,383)  (102,565)  (8,217,948)
      Redemptions         (5,349.611) (13,715,286)     --     (13,715,286)
                         -----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 1999   45,128.639  107,807,427  1,393,791  109,201,218
      Net income              --        6,620,108    137,629    6,757,737
      Redemptions         (9,288.062) (20,669,064)     --     (20,669,064)
                         -----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2000   35,840.577   93,758,471  1,531,420   95,289,891
      Net loss                --       (5,138,821)   (85,632)  (5,224,453)
      Redemptions         (4,259.005) (10,690,331)  (455,000) (11,145,331)
                         -----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2001  (31,581.572)  77,929,319    990,788   78,920,107
                         ===========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Portfolio Strategy Fund L.P.
Statements of Cash Flows

                                              For the Years Ended
                                                  December 31,
                                     -------------------------------------
                                        2001         2000         1999
                                     -----------  -----------  -----------
                                         $            $            $
    CASH FLOWS FROM
     OPERATING ACTIVITIES
    Net income (loss)                 (5,224,453)   6,757,737   (8,217,948)
    Noncash item included in net
     income (loss):
      Net change in unrealized        12,575,739  (12,129,234)   7,827,197
    (Increase) decrease in operating
     assets:
      Interest receivable (Morgan
       Stanley DW)                       271,809       12,975      (17,007)
      Due from Morgan Stanley
       DW                                (43,792)     (45,999)      --
    Increase (decrease) in operating
     liabilities:
      Accrued administrative
       expenses                           48,555       (1,730)      11,791
      Management fees payable            (27,858)    (210,881)     (70,665)
      Incentive fee payable               --           --         (305,087)
                                     -----------  -----------  -----------
    Net cash provided by (used
     for) operating activities         7,600,000   (5,617,132)    (771,719)
                                     -----------  -----------  -----------
    CASH FLOWS FROM
     FINANCING ACTIVITIES
    Increase (decrease) in
     redemptions payable                (612,146)    (493,968)   1,111,802
    Redemptions of Units             (11,145,331) (20,669,064) (13,715,286)
                                     -----------  -----------  -----------
    Net cash used
     for financing activities        (11,757,477) (21,163,032) (12,603,484)
                                     -----------  -----------  -----------

    Net decrease in cash              (4,157,477) (26,780,164) (13,375,203)

    Balance at beginning of period    79,569,551  106,349,715  119,724,918
                                     -----------  -----------  -----------
    Balance at end of period          75,412,074   79,569,551  106,349,715
                                     ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Portfolio Strategy Fund L.P.

Schedule of Investments
December 31, 2001

Partnership Net Assets: $78,920,107

                                                                        Net
                                                 Long      Short    Unrealized  Percentage of # of Contracts /
Futures and Forward Contracts:                 Gain/Loss Gain/Loss  Gain/(Loss)  Net Assets   Notional Amount
------------------------------                 --------- ---------  ----------- ------------- ----------------
Foreign currency:                                  $         $           $            %
     Japanese yen/US dollar Mar. 02                  --  4,818,712   4,818,712       6.11*     14,560,955,500
     Other                                       68,720    (55,286)     13,434       0.01         421,529,299
Interest Rate                                  (111,508)   754,259     642,751       0.81               3,064
Commodity                                      (619,813)  (222,303)   (842,116)     (1.07)              2,089
Equity                                           90,760         --      90,760       0.12                 211
                                               --------  ---------   ---------      -----
   Grand Total:                                (571,841) 5,295,382   4,723,541       5.98
                                               ========  =========                  =====
   Unrealized Currency Loss                                            (55,697)
                                                                     ---------
   Total Net Unrealized Gain per Statement of
     Financial Condition                                             4,667,844
                                                                     =========

* No single contract's value exceeds 5% of Net Assets.
The accompanying notes are an integral part of these financial statements.

Dean Witter Portfolio Strategy Fund L.P.

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

John W. Henry & Company, Inc. ("JWH") is the trading manager of the Partnership.

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a prevailing rate for U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Dean Witter Portfolio Strategy Fund L.P.

Condensed Schedule of Investments--In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, ''Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are now required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; and (B) net unrealized gains or losses on open contracts which are valued at market, and calculated as the difference between original contract value and market value.

The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--The Partnership accrues brokerage commissions on a half-turn basis at 80% of Morgan Stanley DW's published non-member rates. Transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees are capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of the Partnership's month-end Net Assets applied on a per trading program basis.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter and/or Morgan Stanley DW bear all other operating expenses, including expenses which would be incurred if the Partnership were required to register as an investment company.

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

2. Related Party Transactions

The Partnership pays brokerage commissions to Morgan Stanley DW as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co. and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

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

Dean Witter Portfolio Strategy Fund L.P.

redemption date) is paid to JWH on those redemptions in the month of such redemptions.

4. Financial Instruments

The Partnership trades primarily futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                     Net Unrealized Gains/
                   (Losses) on Open ontracts      Longest Maturities
                -------------------------------- --------------------
                              Off-                           Off-
                Exchange-   Exchange-            Exchange- Exchange-
           Year  Traded      Traded     Total     Traded    Traded
           ---- ----------  --------- ---------- --------- ----------
                     $          $         $
           2001   (164,302) 4,832,146  4,667,844 Dec 2002  March 2002
           2000 14,793,592  2,449,991 17,243,583 Dec 2001  March 2001

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments

Dean Witter Portfolio Strategy Fund L.P.

Notes to Financial Statements--(Concluded)

in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS&Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL each, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $75,247,772 and $94,363,143 at December 31, 2001 and 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

5. Financial Highlights

                                                    PER UNIT
                                                    ---------
                NET ASSET VALUE, JANUARY 1, 2001:   $2,658.72

                NET OPERATING RESULTS:
                  Realized Profit                      377.70
                  Unrealized Loss                     (372.46)
                  Interest Income                       81.79
                  Expenses                            (246.82)
                                                    ---------
                  Net Loss                            (159.79)
                                                    ---------
                NET ASSET VALUE, DECEMBER 31, 2001: $2,498.93
                                                    =========
                  Expense Ratio                         9.6%
                  Net Loss Ratio                      (6.0)%

                TOTAL RETURN                          (6.0)%

6. Legal Matters

In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Annual Report for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

[LOGO] Morgan Stanley                                       PRESORTED
c/o Morgan Stanley Trust Company,                       FIRST CLASS MAIL
Attention: Managed Futures, 7th Floor,                    U.S. POSTAGE
Harborside Financial Center, Plaza Two                        PAID
Jersey City, NJ 07311-3977                                 PERMIT #374
                                                          LANCASTER, PA
ADDRESS SERVICE REQUESTED

[LOGO] printed on recycled