Form 10-Q
period 2002-03-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2002-05-14
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................17-30

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 31

Item 6.	Exhibits and Reports on Form 8-K....................31-32








PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                        March 31,	     December 31,
                                        2002      	    2001
	                        $	   $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	68,719,607	75,412,074

	Net unrealized gain on open contracts (MS & Co.)	802,009	4,044,975
	Net unrealized gain (loss) on open contracts (MSIL)	  (110,843)	 622,869

	Total net unrealized gain on open contracts	    691,166	4,667,844

	     Total Trading Equity	69,410,773	80,079,918

Due from Morgan Stanley DW	213,333	89,791
Interest receivable (Morgan Stanley DW)	       82,728	     98,923

	Total Assets	69,706,834	80,268,632

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Redemptions payable	920,874	1,071,142
	Accrued administrative expenses	156,269	       143,619
	Management fees payable	     116,111	       133,764

	Total Liabilities	  1,193,254	     1,348,525

Partners' Capital
	Limited Partners (30,273.149 and
	     31,185.087 Units, respectively)	67,735,402	77,929,319
	General Partner (347.793 and 396.485
          Units, respectively)	     778,178	     990,788

	Total Partners' Capital	68,513,580	78,920,107

	Total Liabilities and Partners' Capital	69,706,834	80,268,632


NET ASSET VALUE PER UNIT	     2,237.47	    2,498.93

	The accompanying notes are an integral part of these financial statements.


	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Quarters Ended March 31,

	      2002   	   2001
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	(2,800,653)	18,334,878
		Net change in unrealized	(3,976,678)	  (8,357,378)

			Total Trading Results 	(6,777,331)	9,977,500

	Interest Income (Morgan Stanley DW)	     248,786	    1,060,437

			Total  	(6,528,545)	  11,037,937

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,153,514	1,052,054
	Management fees	370,491	485,443
	Transaction fees and costs	67,258	 74,203
	Administrative expenses	     33,000	     30,000
	Incentive fees	          -      	1,035,312

			Total	1,624,263	   2,677,012


NET INCOME (LOSS)	(8,152,808)	  8,360,925


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(8,060,198)	8,224,212
	General Partner	(92,610)	136,713


NET INCOME (LOSS) PER UNIT

	Limited Partners	(261.46)	237.35
	General Partner	(261.46)	237.35



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000	35,840.577	93,758,471	1,531,420	95,289,891

Net Income	-	8,224,212	136,713	8,360,925

Redemptions	  (1,313.045)	   (3,656,828)	         -     	   (3,656,828)

Partners' Capital,
	March 31, 2001	 34,527.532	98,325,855	1,668,133	99,993,988





Partners' Capital,
	December 31, 2001	31,581.572	77,929,319	990,788	78,920,107

Net Loss	-	(8,060,198)	(92,610)	(8,152,808)

Redemptions	   (960.630)	(2,133,719)	(120,000)	(2,253,719)

Partners' Capital,
	March 31, 2002	30,620.942	67,735,402	  778,178	68,513,580












The accompanying notes are an integral part of these financial statements.


	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Quarters Ended March 31,

	      2002     	      2001
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(8,152,808)	8,360,925
Noncash item included in net income (loss):
		Net change in unrealized	3,976,678	8,357,378

(Increase) decrease in operating assets:
		Due from Morgan Stanley DW	(123,542)	1,414
		Interest receivable (Morgan Stanley DW)	16,195	19,428

Increase (decrease) in operating liabilities:
		Accrued administrative expenses	12,650	30,000
		Management fees payable	(17,653)	10,456
		Accrued incentive fee	         -      	  1,035,312

Net cash provided by (used for) operating activities	(4,288,480)	 17,814,913


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	(150,268)	534,403
Redemptions of Units	(2,253,719)	 (3,656,828)

Net cash used for financing activities	(2,403,987)	 (3,122,425)

Net increase (decrease) in cash	(6,692,467)	14,692,488

Balance at beginning of period	75,412,074	 79,569,551

Balance at end of period	68,719,607	 94,262,039







	The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

1.  Organization
Dean Witter Portfolio Strategy Fund L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of Morgan Stanley Dean Witter & Co. John W. Henry & Company, Inc. ("Trading Manager") is the trading manager of the Partnership.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains (Losses)
	      on Open Contracts	 Longest Maturities
		  Off-				     Off-
	Exchange-	Exchange-		Exchange-  Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	   $	  $
Mar. 31, 2002	2,574,163	(1,882,997)	691,166	Dec. 2002	Jun. 2002
Dec. 31, 2001	(164,302)	4,832,146	4,667,844	Dec. 2002	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $71,293,770 and $75,247,772 at March 31, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $6,528,545 and posted a decrease in net asset value per Unit. The most significant losses of approximately 9.3% were recorded in the currency markets as the value of the Japanese yen initially moved higher versus the U.S. dollar amid an increase in yen repatriation and renewed hope for a stimulus package and thereafter reversed lower versus the U.S. dollar on expectations that repatriation flows would soon end ahead of the Japanese fiscal year-end. Short positions in the euro and Swiss franc also contributed to losses within the currency sector as the value of each reversed higher versus the U.S. dollar following the introduction of euro coins and notes, as well as improved economic confidence throughout Europe. Additional losses of approximately 2.6% were recorded in the global interest rate markets primarily from long positions in U.S. interest rate futures as prices moved lower amid signs of recovery in the U.S. economy and diminishing hopes for further interest rate cuts by the U.S. Federal Reserve. Losses of approximately 2.0% were experienced in the global stock index futures markets as global equity prices traded in a trendless pattern due to continued economic uncertainty. Smaller losses of approximately 1.0% were generated by trading in agricultural futures as conflicting forecasts for U.S. grain supplies spurred short-term price volatility. A portion of these losses was offset by gains of approximately 4.3% experienced in the energy markets primarily from long futures positions in crude oil and its related products as prices rallied amid ongoing political unrest in the Middle East. Total expenses for the three months ended March 31, 2002 were $1,624,263, resulting in a net loss of $8,152,808. The net asset value of a Unit decreased from $2,498.93 at December 31, 2001 to $2,237.47 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $11,037,937 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.4% were recorded throughout the majority of the quarter in the global interest rate futures markets from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. Additional gains were recorded from long positions in U.S. and European interest rate futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. In the currency markets, profits of approximately 6.3% were recorded throughout the majority of the quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation of and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. In the global stock index futures markets, gains of approximately 1.9% were recorded during February and March from short positions in U.S. stock index futures as global stock prices continued to trend lower on worries that the U.S. economic slowdown will ignite a global downturn. In the metals markets, gains of approximately 0.6% were recorded primarily during January and March from short gold futures positions as prices were pressured lower on concerns regarding the world economy and a disappointing gold auction conducted by the Bank of England. These gains were partially offset by losses of approximately 6.6% recorded primarily during January and early February in the energy markets from short futures positions in crude oil and its related products as prices increased amid cold weather forecasts, OPEC production cuts and a tightening in U.S. crude oil supplies. Newly established long futures positions in crude oil resulted in additional losses during late February as prices moved lower pressured by a higher-than-anticipated increase in U.S. crude supplies and a forecast projecting a decline in demand. Additional losses were recorded during January from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and forecasts for warmer weather. Total expenses for the three months ended March 31, 2001 were $2,677,012, resulting in net income of $8,360,925. The net asset value of a Unit increased from $2,658.72 at December 31, 2000 to $2,896.07 at March 31, 2001.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experiences to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $69 million and $100 million, respectively.

	Primary Market          March 31, 2002	   March 31, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

Interest Rate				(1.80)%	 	  (2.56)%
     Currency		(0.83)	  	  (2.72)
Equity		  			(0.61)		  (0.48)
Commodity 				(1.47)		  (0.77)
     Aggregate Value at Risk	 	(2.78)%		  (4.25)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate 	(2.01)%	(1.20)%	(1.59)%

Currency	(3.70)	(0.83)	(2.51)

Equity	(0.63)	(0.50)	(0.59)

Commodity	(1.47)	(0.88)	(1.09)

Aggregate Value at Risk	(4.45)%	(2.78)%	(3.49)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2002 and 2001, and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002 the Partnership's cash balance at Morgan Stanley DW was approximately 90% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.  The primary market exposure of the Partnership at
March 31, 2002 was to the global interest rate sector.   Exposure
was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g., Australia. Demeter anticipates that G-7 and Australia interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure at March 31, 2002 was to the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At March 31, 2002, the Partnership's exposures were mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The primary equity exposure at March 31, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (Germany) and Dow Jones Euro Stoxx 50 (Europe) stock indices. The Partnership is usually exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At March 31, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, sugar and corn markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Manager has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2002 were in Australian and Canadian dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Manager separately attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.


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
Stanley & Co. Incorporated and the Partnership,
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No.
0-19046) filed with the Securities and Exchange
Commission on November 13, 2001.
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




                        Dean Witter Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 14, 2002            By:/s/Raymond E. Koch              _
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.