Form 10-Q
period 2002-06-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2002-08-12
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

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

Registrant's telephone number, including area code (201) 209-8400
__________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

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

	June 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) .... ...................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-36


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................37

Item 6.	Exhibits and Reports on Form 8-K....................37-38





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                        June 30,	     December 31,
                               2002      	    2001
	                        $	   $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	75,245,486	75,412,074

	Net unrealized gain on open contracts (MS & Co.)	15,193,580	4,044,975
	Net unrealized gain (loss) on open contracts (MSIL)	      (452,436)	 622,869

	Total net unrealized gain on open contracts	14,741,144	4,667,844

	     Total Trading Equity	89,986,630	80,079,918

Due from Morgan Stanley DW	279,247	89,791
Interest receivable (Morgan Stanley DW)	       81,824	     98,923

	Total Assets	90,347,701	80,268,632

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	768,974	1,071,142
	Accrued incentive fees	661,243	-
	Management fees payable	149,548	       133,764
	Accrued administrative expenses	    107,807	       143,619

	Total Liabilities	 1,687,572 	     1,348,525

Partners' Capital

	Limited Partners (29,360.759 and
	     31,185.087 Units, respectively)	87,622,200	77,929,319
	General Partner (347.793 and 396.485
          Units, respectively)	  1,037,929	     990,788

	Total Partners' Capital	88,660,129	78,920,107

	Total Liabilities and Partners' Capital	90,347,701	80,268,632


NET ASSET VALUE PER UNIT	    2,984.33	    2,498.93

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Quarters Ended June 30,

	      2002   	   2001
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	10,644,034	(5,531,646)
		Net change in unrealized	14,049,978	  (6,489,420)

			Total Trading Results 	24,694,012	(12,021,066)

	Interest income (Morgan Stanley DW)	     237,603	       762,885

			Total  	24,931,615	  (11,258,181)

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,328,399	1,365,791
	Incentive fees	661,243	               -
	Management fees	388,987	452,852
	Transaction fees and costs	71,259	 92,608
	Administrative expenses	      32,000	     30,000

			Total	 2,481,888	   1,941,251


NET INCOME (LOSS)	22,449,727	 (13,199,432)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	22,189,976	(12,987,347)
	General Partner	259,751	(212,085)


NET INCOME (LOSS) PER UNIT

	Limited Partners	746.86	(384.32)
	General Partner	746.86	(384.32)

	The accompanying notes are an integral part of these financial statements.


	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Six Months Ended June 30,

	      2002   	   2001
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	7,843,381	12,803,232
		Net change in unrealized	10,073,300	  (14,846,798)

			Total Trading Results 	17,916,681	(2,043,566)

	Interest income (Morgan Stanley DW)	    486,389	     1,823,322

			Total  	18,403,070	       (220,244)

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	2,481,913	2,417,845
	Management fees	759,478	938,295
	Incentive fees	661,243	1,035,312
	Transaction fees and costs	138,517	166,811
	Administrative expenses	      65,000	         60,000

			Total	 4,106,151	     4,618,263


NET INCOME (LOSS)	14,296,919	    (4,838,507)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	14,129,778	(4,763,135)
	General Partner	167,141	(75,372)


NET INCOME (LOSS) PER UNIT

	Limited Partners	485.40	(146.97)
	General Partner	485.40	(146.97)



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000	35,840.577	93,758,471	1,531,420	95,289,891

Net Loss	-	(4,763,135)	(75,372)	(4,838,507)

Redemptions	  (2,014.739)	   (5,304,177)	   (185,000)	   (5,489,177)

Partners' Capital,
	June 30, 2001	 33,825.838	83,691,159	1,271,048	84,962,207





Partners' Capital,
	December 31, 2001	31,581.572	77,929,319	990,788	78,920,107

Net Income	-	14,129,778	167,141	14,296,919

Redemptions	(1,873.020)		(4,436,897)	 (120,000)	 (4,556,897)

Partners' Capital,
	June 30, 2002	29,708.552		87,622,200	1,037,929	88,660,129












The accompanying notes are an integral part of these financial statements.



	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Six Months Ended June 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	14,296,919	(4,838,507)
Noncash item included in net income (loss):
	Net change in unrealized	(10,073,300)	14,846,798

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(189,456)	(51,291)
	Interest receivable (Morgan Stanley DW)	17,099	143,374

Increase (decrease) in operating liabilities:
	Accrued incentive fees	661,243	       -
	Management fees payable	15,784	(18,424)
	Accrued administrative expenses	      (35,812)	        43,351

Net cash provided by operating activities	  4,692,477	 10,125,301


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(302,168)	(1,012,931)
Redemptions of Units	 (4,556,897)	 (5,489,177)

Net cash used for financing activities	 (4,859,065)	 (6,502,108)

Net increase (decrease) in cash	(166,588)	3,623,193

Balance at beginning of period	75,412,074	 79,569,551

Balance at end of period	75,245,486	 83,192,744







	The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of Morgan Stanley.  John W. Henry & Company, Inc. ("Trading
Manager") is the trading manager of the Partnership.

Effective June 20, 2002 Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses)
	      on Open Contracts	 Longest Maturities
		  Off-				     Off-
	Exchange-	Exchange-		Exchange-  Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	   $	  $
Jun. 30, 2002	3,724,761	11,016,383	14,741,144	Jun. 2003	Sep. 2002
Dec. 31, 2001	(164,302)	4,832,146	4,667,844	Dec. 2002	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $78,970,247 and $75,247,772 at June 30, 2002 and December 31,
2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $24,931,615 and posted an increase in net asset value per Unit. The most significant gains of approximately 36.7% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc, Japanese yen, and British pound relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 1.8% were recorded in the global stock index futures markets from short positions in U.S and European stock index futures as prices decreased on geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 2.6% in the energy markets primarily from previously established long futures positions in crude oil as prices moved lower following supply and demand concerns.
Weakness in crude oil resulted in newly established short positions, adding to earlier losses when prices strengthened during June over supply and demand concerns and renewed Middle

East tensions.  Total expenses for the three months ended June
30, 2002 were $2,481,888, resulting in net income of $22,449,727.
The net asset value of a Unit increased from $2,237.47 at March
31, 2002 to $2,984.33 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $18,403,070 and posted an increase in net asset value per Unit. The most significant gains of approximately 24.0% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, the Swiss franc and the British pound relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 1.7% were recorded in the energy markets, as the price of crude oil and its related products increased sharply in March as ongoing political unrest in the Middle East prompted supply concerns, thus resulting in gains from previously established long futures positions. A portion of the Partnership's overall gains for the first six months was offset by losses of approximately 2.3% in the agricultural markets primarily from positions in sugar futures as prices moved without consistent direction amid supply and demand concerns. Additional losses of approximately 2.1% were recorded in the global interest rate futures markets during April, as U.S interest rate futures prices increased amid questions regarding the strength of a global economic recovery, resulting in losses from previously established short positions. Total expenses for the six months ended June 30, 2002 were $4,106,151, resulting in net income of $14,296,919. The net asset value of a Unit increased from $2,498.93 at December 31, 2001 to $2,984.33 at June 30, 2002.

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

The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other companies.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $89 million and $85 million, respectively.

	Primary Market           June 30, 2002	    June 30, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

     Currency		(3.85)%	  	  (3.08)%
Interest Rate				(2.64)	 	  (1.38)
Equity		  			(0.75)		  (0.64)
Commodity 				(0.66)		  (0.94)
     Aggregate Value at Risk	 	(4.83)%		  (3.39)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Currency	(3.85)%	(0.83)%	(2.74)%

Interest Rate 	(2.64)	(1.20)	(1.91)

Equity	(0.75)	(0.55)	(0.63)

Commodity	(1.47)	(0.66)	(1.02)

Aggregate Value at Risk	(4.83)%	(2.78)%	(3.91)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 70% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2002 was to the currency complex. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At June 30, 2002, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based

Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2002 was to the global interest rate sector. Exposure was primarily spread across the U.S., Australian, European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australia interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The primary equity exposure at June 30, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), Euro Stoxx 50 (Europe) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At June 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At June 30, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn, sugar and cotton markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at June 30, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Manager, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2002 were in euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, is incorporated by reference to Exhibit A of
the Partnership's Prospectus, dated May 12, 1997, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May
13, 1997.
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and John W. Henry and Company, Inc.,
dated as of May 12, 1997.
10.01(a)	Amendment to Amended and Restated Management Agreement
between the Partnership and John Henry & Company, dated
November 30, 2000 is incorporated by reference to Exhibit
10.1 of the Partnership's Form 8-K (file No. 000-19046)
filed with the Securities and Exchange Commission on
January 31, 2001.
10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-19046) filed
with the Securities and Exchange Commission on November
13, 2001.
10.03		Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No.
0-19046) filed with the Securities and Exchange
Commission on November 13, 2001.
10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May
1, 2000, is incorporated by reference to Exhibit 10.04 of
	the Partnership's Form 8-K (File No. 0-19046) filed with
the Securities and Exchange Commission on November
13, 2001.
10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership's Form 8-K (File No.
0-19046) filed with the Securities and Exchange
Commission on November 13, 2001.
10.06	Amendment to Amended and Restated Management Agreement
between the Partnership and John W. Henry & Company,
Inc., dated as of November 30, 2000, is incorporated by
reference to Exhibit 10.01 of the Partnership's Form 8-K
(File No. 0-19046) filed with the Securities and Exchange
Commission on January 3, 2001.
10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-19046) filed with the
Securities and Exchange Commission on November 13, 2001.
99.01	Certification of Periodic Financial Reports.

 (B)	Reports on Form 8-K. - None.

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




                        Dean Witter Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 12, 2002         By:/s/Raymond E. Koch              _
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 12, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 12, 2002