Form 10-Q
period 2002-09-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2002-11-12
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-19046

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3589337
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center
Plaza Two, 1st Floor, Jersey City, NJ		     	   07311
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code  (201) 209-8400


825 Third Ave., 8th Floor, New York, NY 10022

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)....................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-36

Item 4.	Controls and Procedures.............................36-37


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................38

Item 5.	Other Information...................................38-40

Item 6.	Exhibits and Reports on Form 8-K....................40-42




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                        September 30,	     December 31,
                                  2002      	       2001
	                        $	   $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	98,000,675	75,412,074

	Net unrealized gain on open contracts (MS & Co.)	7,855,872	4,044,975
	Net unrealized gain on open contracts (MSIL)	          171,504 	 622,869

	Total net unrealized gain on open contracts	     8,027,376	4,667,844

	     Total Trading Equity	106,028,051	80,079,918

Interest receivable (Morgan Stanley DW)	111,388	98,923
Due from Morgan Stanley DW	             -        	      89,791

	Total Assets	  106,139,439	80,268,632

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees	3,817,219	-
	Redemptions payable	1,286,292	1,071,142
	Management fees payable	177,072	       133,764
	Accrued administrative expenses	       116,688 	       143,619

	Total Liabilities	    5,397,271	     1,348,525

Partners' Capital

	Limited Partners (28,392.539 and
	     31,185.087 Units, respectively)	99,645,732	77,929,319
	General Partner (312.413 and 396.485
          Units, respectively)	    1,096,436	     990,788

	Total Partners' Capital	100,742,168	78,920,107

	Total Liabilities and Partners' Capital	 106,139,439	80,268,632

NET ASSET VALUE PER UNIT	       3,509.57	    2,498.93

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Quarters Ended September 30,

	      2002   	   2001
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	27,458,904	2,473,094
		Net change in unrealized	   (6,713,768)	  2,095,631

			Total Trading Results 	20,745,136	4,568,725

	Interest income (Morgan Stanley DW)	       316,045	       584,284

			Total  	  21,061,181	  5,153,009

EXPENSES

	Incentive fees	3,860,479	               -
	Brokerage commissions (Morgan Stanley DW)	1,161,446	1,448,622
	Management fees	502,685	419,618
	Transaction fees and costs	48,653	 94,316
	Administrative expenses	         46,000	       30,000

			Total	    5,619,263	   1,992,556


NET INCOME	  15,441,918	 3,160,453


NET INCOME ALLOCATION

	Limited Partners	15,268,411	3,115,479
	General Partner	173,507	44,974


NET INCOME PER UNIT

	Limited Partners	525.24	96.19
	General Partner	525.24	96.19



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Nine Months Ended September 30,

	      2002   	   2001
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	35,302,285	15,276,326
		Net change in unrealized	     3,359,532	 (12,751,167)

			Total Trading Results 	38,661,817	2,525,159

	Interest income (Morgan Stanley DW)	         802,434	    2,407,606

			Total  	    39,464,251	    4,932,765

EXPENSES

	Incentive fees	4,521,722	1,035,312
	Brokerage commissions (Morgan Stanley DW)	3,643,359	3,866,467
	Management fees	1,262,163	1,357,913
	Transaction fees and costs	187,170	261,127
	Administrative expenses	         111,000	         90,000

			Total	      9,725,414	    6,610,819


NET INCOME (LOSS)	    29,738,837	   (1,678,054)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	29,398,189	(1,647,656)
	General Partner	340,648	(30,398)


NET INCOME (LOSS) PER UNIT

	Limited Partners	1,010.64	(50.78)
	General Partner	1,010.64	(50.78)



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000                                35,840.577	93,758,471	          1,531,420          95,289,891

Net Loss	-    	(1,647,656)	(30,398)	(1,678,054)

Redemptions	  (3,042.522)	  (7,791,522)	  (285,000)	 (8,076,522)

Partners' Capital,
	September 30, 2001	 32,798.055	 84,319,293	 1,216,022	 85,535,315





Partners' Capital,
	December 31, 2001                                31,581.572	77,929,319	990,788	78,920,107

Net Income	 -   	 29,398,189	 340,648	 29,738,837

Redemptions                                               (2,876.620)	 (7,681,776)	    (235,000)	   (7,916,776)

Partners' Capital,
	September 30, 2002	  28,704.952	 99,645,732	  1,096,436	100,742,168













The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Nine Months Ended September 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	29,738,837	(1,678,054)
Noncash item included in net income (loss):
	Net change in unrealized	(3,359,532)	12,751,167

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	(12,465)	184,904
	Due from Morgan Stanley	89,791	 (28,443)

Increase (decrease) in operating liabilities:
	Accrued incentive fees	3,817,219	       -
	Management fees payable	43,308	(17,040)
	Accrued administrative expenses	       (26,931)	        26,458

Net cash provided by operating activities	  30,290,227	 11,238,992


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	215,150	(758,362)
Redemptions of Units	 (7,916,776)	 (8,076,522)

Net cash used for financing activities	 (7,701,626)	 (8,834,884)

Net increase in cash	22,588,601	2,404,108

Balance at beginning of period	 75,412,074	 79,569,551

Balance at end of period	 98,000,675	 81,973,659







	The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of Morgan Stanley.  John W. Henry & Company, Inc. ("Trading
Manager") is the trading manager of the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its prevailing rate for U.S. Treasury bill investments. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses)
	      on Open Contracts	 Longest Maturities
		  Off-				     Off-
	Exchange-	Exchange-		Exchange-  Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	   $	  $
Sep. 30, 2002	8,979,227  	  (951,851) 	8,027,376  	Sep. 2003  Dec. 2002
Dec. 31, 2001   (164,302)	4,832,146	4,667,844	Dec. 2002	  Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $106,979,902 and $75,247,772 at September 30, 2002 and December
31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $21,061,181 and posted an increase in net asset value per Unit. The most significant gains of approximately 21.7% were recorded in the global interest rate futures markets from previously established long positions in European, U.S., and Japanese interest rate futures, as prices trended higher throughout the quarter due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Additional gains of approximately 5.3% were recorded in the global stock index futures markets, primarily during July and August, from short positions in European, Japanese, and U.S. stock index futures as prices weakened amid suspicions regarding corporate accounting practices and global political and economic uncertainty. In the energy markets, gains of approximately 2.8% were recorded, primarily during August and September, from long positions in crude oil futures and its related products as prices trended higher on the increasing possibility of U.S.-led military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 6.7% in the currency markets from previously established long positions in the Swiss franc, Japanese yen, and euro relative to the U.S. dollar as these currencies weakened against the U.S. dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. Total expenses for the three months ended September 30, 2002 were $5,619,263, resulting in net income of $15,441,918.
The net asset value of a Unit increased from $2,984.33 at June
30, 2002 to $3,509.57 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $39,464,251 and posted an increase in net asset value per Unit. The most significant gains of approximately 19.2% were recorded from long positions in the global interest rate futures markets as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. In the currency markets, gains of approximately 15.6% were recorded, primarily during May and June, from previously established long positions in the euro, Swiss franc, and British pound relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling U.S. equity prices and increased tensions in the Israeli-Palestinian conflict. Gains of approximately 5.0% were recorded in the global stock index futures markets from short positions in European and U.S.

stock index futures as prices continued to trend lower due to suspicions regarding corporate accounting practices and weak economic data. Additional gains of approximately 4.5% were recorded in the energy markets from long positions in crude oil futures and its related products as prices moved higher during August and September on the increasing possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 1.8% in the agricultural markets primarily from positions in sugar and coffee futures as prices moved without consistent direction amid supply and demand concerns. Additional losses of approximately 1.1% were recorded in the metals markets from positions in aluminum and copper as trendless price activity persisted throughout the period. Total expenses for the nine months ended September 30, 2002 were $9,725,414, resulting in net income of $29,738,837. The net asset value of a Unit increased from $2,498.93 at December 31, 2001 to $3,509.57 at September 30, 2002.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $5,153,009 and posted a increase in net asset value per Unit.
The most significant gains of approximately 8.1% were recorded throughout a majority of the quarter in the global stock index futures markets from short positions in DAX, Nikkei and NASDAQ Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the global interest rate futures markets, profits of approximately 3.2% were recorded throughout a majority of the quarter from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. and European central banks and as investors sought a safe haven from declining stock prices. In the metals markets, gains of approximately 0.6% were recorded primarily during July and September from short positions in aluminum and copper futures as prices declined due to higher inventories and weak demand. These gains were partially offset by losses of approximately 3.4% recorded primarily during August in the energy markets from short positions in crude oil futures as prices rose amid declining inventories and growing tensions in the Middle East. During September, losses were recorded from long futures positions in crude oil and its refined products as the previous upward trend in oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. In the currency markets, losses of approximately 3.1% were experienced primarily during August from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to U.S. economic weakness. During late September, losses were recorded from long positions in the Japanese yen as its value weakened and the U.S. dollar strengthened amid newly released optimistic economic data and the Bank of Japan's surprise interventions, which boosted the U.S. dollar. In the agricultural markets, losses of approximately 0.8% were recorded primarily during July from short corn futures positions as prices increased on forecasts for hotter and drier weather in the U.S. midwest. Total expenses for the three months ended September 30, 2001 were $1,992,556, resulting in net income of $3,160,453. The net asset value of a Unit increased from $2,511.75 at June 30, 2001 to $2,607.94 at September 30, 2001.

For nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $4,932,765 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 10.3% were recorded in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the agricultural markets, losses of approximately 0.8% were recorded primarily during July from short corn futures positions as prices increased on forecasts for hotter and drier weather in the U.S. midwest. In the currency markets, losses of approximately 0.7% were recorded throughout the first nine months of the year from British pound, Japanese yen and euro positions. Offsetting gains were recorded during August and September from long positions in the Swiss franc as its value continued its strengthening trend relative to the U.S. dollar due to the sharp decline in stock prices and as investors sought refuge in the safe haven of the franc amid fears of global economic and political turmoil. These losses were partially offset by gains of approximately 6.5% recorded throughout a majority of the third quarter in the global stock index futures markets from short positions in Nikkei, DAX and NASDAQ Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the global interest rate futures markets, profits of approximately 4.4% were recorded throughout a majority of the quarter from long positions in short-term U.S. interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and investors seeking a safe haven from declining stock prices. During January and February, profits were also recorded from long positions in Japanese interest rate futures as Japanese government bond prices increased amid weak Japanese stock prices and disappointing economic data in that country. In the metals markets, gains of approximately 0.5% were recorded primarily during July and September from short positions in copper and aluminum futures as prices declined due to higher inventories and weak demand. Total expenses for the nine months ended September 30, 2001 were $6,610,819, resulting in a net loss of $1,678,054. The net asset value of a Unit decreased from $2,658.72 at December 31, 2000 to $2,607.94 at September 30, 2001.

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

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001. At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $101 million and $86 million, respectively.

     Primary Market       September 30, 2002   September 30, 2001
     Risk Category	  	    Value at Risk	    Value at Risk

	Interest Rate	(2.20)%	(2.01)%
	Currency	(1.90)	(2.53)
	Equity	(0.55)	(0.64)
	Commodity	(1.32)	(1.07)
	Aggregate Value at Risk	(3.16)%	(3.36)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate	(2.64)%	(1.20)%	(1.96)%

Currency 	(3.85)	(0.83)	(2.58)

Equity	(0.75)	(0.55)	(0.61)

Commodity	(1.47)	(0.66)	(1.08)

Aggregate Value at Risk	(4.83)%	(2.78)%	(3.86)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 89% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2002 was to the global interest rate sector. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 and Australia interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at September 30, 2002 was to the currency complex. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partner-ship trades a large number of currencies. At September 30, 2002, the Partnership's exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The primary equity exposure at September 30, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), Euro Stoxx 50 (Europe) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At September 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the coffee and sugar markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at September 30, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as aluminum, copper, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Manager, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2002 were in Japanese yen and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  Controls and Procedures
  (a)	As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

  (b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.


Item 5.  OTHER INFORMATION

Changes in Management

The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts.

Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending.
Mr. Zafran is an Executive Director of Morgan Stanley and in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, is incorporated by reference to Exhibit A of
the Partnership's Prospectus, dated May 12, 1997, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May
13, 1997.
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and John W. Henry and Company, Inc.,
dated as of May 12, 1997.
10.01(a)	Amendment to Amended and Restated Management Agreement
between the Partnership and John Henry & Company, dated
November 30, 2000, is incorporated by reference to
Exhibit 10.1 of the Partnership's Form 8-K (file No. 0-
19046) filed with the Securities and Exchange Commission on January 31, 2001.

10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-19046) filed
with the Securities and Exchange Commission on November
13, 2001.
10.03		Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No.
0-19046) filed with the Securities and Exchange
Commission on November 13, 2001.
10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May
1, 2000, is incorporated by reference to Exhibit 10.04 of
the Partnership's Form 8-K (File No. 0-19046) filed with
the Securities and Exchange Commission on November
13, 2001.
10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership's Form 8-K (File No.
0-19046) filed with the Securities and Exchange
Commission on November 13, 2001.
10.06	Amendment to Amended and Restated Management Agreement
between the Partnership and John W. Henry & Company,
Inc., dated as of November 30, 2000, is incorporated by
reference to Exhibit 10.01 of the Partnership's Form 8-K
(File No. 0-19046) filed with the Securities and Exchange Commission on January 3, 2001.
10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-19046) filed with the
Securities and Exchange Commission on November 13, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, general partner of the Partnership.

99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership.

(B)	Reports on Form 8-K. - None.

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




                        Dean Witter Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By:/s/Jeffrey D. Hahn              _
                              Jeffrey D. Hahn
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management Corporation the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Demeter's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002	/s/	Jeffrey A. Rothman
	     Jeffrey A. Rothman
	     President, Demeter Management
	     Corporation, general partner
	     of the Partnership

CERTIFICATIONS
I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Demeter's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002      /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer,
                                 Demeter Management Corporation,
                                 general partner of the
                                 Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	 /s/ Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2002