Form 10-K
period 2002-12-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2003-03-28
CIK 867495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-19046

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3589337
(State or other jurisdiction of			   	  (I.R.S. Employer
 incorporation or organization)		 	 	 Identification No.)

Demeter Management Corporation
825 Third Avenue, 9th Floor
New York,  NY                           			 	   10022
(Address of principal executive offices)		 		 (Zip Code)

Registrant's telephone number, including area code 	    (212) 310-6444


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
Title of each class  						on which registered

		None								    None

Securities registered pursuant to Section 12(g) of the Act:

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No  ____

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $101,029,510 at January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2002
                                                         Page No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . 1
Part I .

  Item 1.  Business . . . . . . . . . . . . . . . . . . . . . 2-5

  Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . 5

  Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . 5

  Item 4.  Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . . . 5
Part II.

  Item 5.  Market for the Registrant's Partnership Units
           and Related Security Holder Matters. . . . . . . . . 6

  Item 6.  Selected Financial Data. . . . . . . . . . . . . . . 7

  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. .  8-21

  Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk. . . . . . . . . . . . . . . . . . . 21-34

  Item 8.  Financial Statements and Supplementary Data. . . . .35

  Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . . .  35
Part III.

  Item 10. Directors and Executive Officers of the
           Registrant . . . . . . . . . . . . . . . . . . . 36-40

  Item 11. Executive Compensation . . . . . . . . . . . . . .  41

  Item 12. Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . .41

  Item 13. Certain Relationships and Related Transactions . 41-42

  Item 14. Controls and Procedures. . . . . . . . . . . . . .  42
Part IV.

  Item 15. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . .. 43-44

      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

     Partnership's Prospectus dated
     May 12, 1997                                   I

     Annual Report to Dean Witter
     Portfolio Strategy Fund L.P.
     Limited Partners for the year
     ended December 31, 2002                  II, III and IV

	PART I
Item 1.  BUSINESS
(a) General Development of Business. Dean Witter Portfolio Stra-tegy Fund L.P. (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership commenced operations on February 1, 1991.

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. John W. Henry & Company, Inc. (the "Trading Manager") is the trading manager of the Partnership.

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2002 was $3,166.00, representing an increase of 26.7 percent from the net asset value per Unit of $2,498.93 at December 31, 2001. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures and forwards. The relevant financial information is presented in Items 6 and 8.

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

(d)	 Financial Information about Geographic Areas.  The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures and forwards on foreign exchanges.

(e) 	Available Information.  The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C.
20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not maintain an
       internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements and other information that issuers (including the Partnership) file electronically with the SEC. The SEC's website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership's executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third
Avenue, 9th Floor, New York, NY 10022.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.








      	PART II

Item 5. 	MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
RELATED SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2002 was approximately 4,478.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on February 1, 1991. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.


Item 6.  SELECTED FINANCIAL DATA (in dollars)




                                     For the Years Ended December 31,
                            2002         2001         2000        1999        1998


<s>				<c>		<c>		<c>		<c>		<c
Revenues
(including interest)    31,602,392   3,109,230   15,787,350    4,487,760   24,626,159

Net Income (Loss)       19,856,770  (5,224,453)   6,757,737   (8,217,948)  11,471,105

Net Income (Loss)
Per Unit (Limited
& General Partners)         667.07     (159.79)      238.94      (178.06)      224.48

Total Assets            89,797,463  80,268,632   97,229,865  111,847,771  133,033,164


Total Limited
Partners' Capital       87,947,142  77,929,319   93,758,471  107,807,427  129,638,096


Net Asset Value Per
Unit                      3,166.00    2,498.93     2,658.72     2,419.78     2,597.84

Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive
       days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations
       of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

       At December 31, 2002, the Partnership's total capital was
$88,936,241, an increase of $10,016,134 from the Partnership's total capital of $78,920,107 at December 31, 2001. For the year ended December 31, 2002, the Partnership generated net income of $19,856,770 and total redemptions aggregated $9,840,636.

For the year ended December 31, 2002, the Partnership recorded total trading revenues, including interest income, of $31,602,392 and posted an increase in net asset value per Unit. The most significant gains of approximately 18.5% were recorded in the currency markets from long positions in the euro, Swiss franc, and Australian dollar relative to the U.S. dollar as the value of the dollar weakened during the second quarter, as well as in December, amid investors' fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy. Additional gains of approximately 12.8% were recorded in the global interest rate futures markets from long positions in Japanese, European, and U.S. interest rate futures as prices trended higher during the second and third quarter amid continued uncertainty in the equity markets and negative economic data. Smaller gains of approximately 2.6% were recorded in the global stock index futures markets from short positions in U.S. and European stock index futures as prices continued to trend lower throughout a majority of the year due to suspicions regarding corporate accounting practices, weak economic data, and geopolitical uncertainty. A portion of the Partnership's gains
       was offset by losses of approximately 1.7% in the
agricultural futures markets from long positions in cotton futures as prices moved without consistent direction during the third quarter amid shifting supply and demand concerns. Smaller losses were recorded in this market sector from positions in sugar and coffee futures as prices moved erratically throughout most of the year. In the metals futures markets, losses of approximately 1.0% were recorded from positions in aluminum and copper futures as an uncertain economic outlook resulted in trendless price activity throughout most of the year. Total expenses for the year were $11,745,622, resulting in net income of $19,856,770. The net asset value of a Unit increased from $2,498.93 at December 31, 2001 to $3,166.00 at December 31, 2002.

At December 31, 2001, the Partnership's total capital was
$78,920,107, a decrease of $16,369,784 from the Partnership's total capital of $95,289,891 at December 31, 2000. For the year ended December 31, 2001, the Partnership generated a net loss of $5,224,453 and total redemptions aggregated $11,145,331.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $3,109,230 and after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 8.4% were recorded in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related
       products as a result of volatility in oil prices due to a continually changing outlook for supply, production, and demand. Losses of approximately 1.2% were recorded primarily during the fourth quarter from long positions in silver and gold futures as prices reversed lower on the heels of sharp gains in the U.S. stock market. Additional losses of approximately 0.9% were experienced in the soft commodities from short positions in sugar futures as prices reversed higher on supply concerns. Smaller losses of approximately 0.7% were recorded from short positions in the agricultural markets as prices increased on forecasts for hotter and drier weather in the U.S. midwest. A portion of the Partnership's losses was offset by gains of approximately 2.8% recorded throughout a majority of the third quarter in the global stock index futures markets from short positions in Nikkei, DAX, and NASDAQ Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. Gains of approximately 1.5% were experienced in the global interest rate futures markets primarily throughout a majority of the third quarter from long positions in short-term U.S. interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve, and as investors sought a "safe haven" from declining stock prices. Additional gains of approximately 1.2% were recorded primarily during the fourth quarter as gains from short position in the Japanese yen and the South African rand versus the U.S. dollar more than offset losses attributed to
       trading in the euro and the British pound.  Total expenses for the year were $8,333,683, resulting in a net loss of $5,224,453. The net asset value of a Unit decreased from $2,658.72 at December 31, 2000 to $2,498.93 at December 31, 2001.

At December 31, 2000, the Partnership's total capital was
$95,289,891, a decrease of $13,911,327 from the Partnership's total capital of $109,201,218 at December 31, 1999. For the year ended December 31, 2000, the Partnership generated net income of $6,757,737, and total redemptions aggregated $20,669,064.

For the year ended December 31, 2000, the Partnership recorded total trading revenues, including interest income, of $15,787,350 and posted an increase in net asset value per Unit. Overall, three major themes developed during the year; the rise in energy prices, the decline and revival of the euro, and the bond rally caused by expectations of the central banks easing in the face of an economic slowdown. All were interrelated and display how different trends will feed on each other to create continual or rotating opportunities across sectors. Energy positions were the primary driver of performance, with gains of approximately 9.4% in year to date performance for the Partnership. The price rise in crude oil futures was due to a shortage of production to meet the unexpected high demand around the world. The demand side of the equation was the main driver of price. Futures positions in global stock indices, currencies and interest rates also fared
       well for the year.  Positions in interest rate futures benefited when, from a level of 4.75% in May of 1999, the Federal Reserve Bank increased the target rate six times, reaching a high of 6.5% in May of 2000. Given the lagged relationship between changes in money and real economic activity and inflation, the impact of the tightening was not fully realized until the fourth quarter. All this upheaval created profitable opportunities in the fourth quarter with a stock market sell-off matched by a tremendous bond rally. Currencies benefited from the strong trend in the euro, but the deterioration of the yen during the last two months of 2000 from the economic problems in Japan was a key boost to this sector. Metals and agricultural commodity futures ended the year unprofitable. Metals primarily suffered from positions in gold futures and agricultural commodities from cotton futures. Total expenses for the year were $9,029,613, resulting in net income of $6,757,737. The net asset value of a Unit increased from $2,419.78 at December 31, 1999 to $2,658.72 at December 31, 2000.

The Partnership's overall performance record represents varied results of trading in different futures and forwards markets. For an analysis of unrealized gains and (losses) by contract type and a further description of 2002 trading results, refer to the "Letter to the Limited Partners" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002,
       which is incorporated by reference to Exhibit 13.01 of this
Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures and forwards in a portfolio of agricultural commodities, energy products, foreign currencies, interest rates, precious and base metals, soft commodities and stock indices. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Manager was unable to offset positions of the Partnership, the Partnership could lose all of its assets and Limited Partners would realize a 100% loss.

In addition to the Trading Manager's internal controls, the Trading Manager must comply with the trading policies of the Partnership. These trading policies include standards for liquidity and leverage with which the Partnership must comply.
       The Trading Manager and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies. Demeter may require the Trading Manager to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

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

See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the
       year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of in this Form 10-K.

Inflation has not been a major factor in the Partnership's operations.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

       The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

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

The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99%
       confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling
       techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2002 and 2001. At December 31, 2002 and 2001, the Partnership's total capitalization was approximately $89 million and $79 million, respectively.
    Primary Market         December 31, 2002   December 31, 2001
    Risk Category             Value at Risk       Value at Risk

    Currency                      (3.40)%            (3.74)%

    Interest Rate                 (1.88)             (1.20)

    Equity                        (0.30)             (0.55)

    Commodity                     (1.95)             (0.87)

    Aggregate Value at Risk       (3.97)%            (4.68)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions
       across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.
The table above represents the VaR of the Partnership's open positions at December 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2002 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2002 through December 31, 2002.

Primary Market Risk Category        High        Low     Average
Currency                           (3.85)%    (0.83)%    (2.50)%
Interest Rate                      (2.64)     (1.80)     (2.13)
Equity                             (0.75)     (0.30)     (0.55)
Commodity                          (1.95)     (0.66)     (1.35)
Aggregate Value at Risk            (4.83)%    (2.78)%    (3.69)%

       Limitations on Value at Risk as an Assessment of Market
Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2002 and 2001 and for the end of the four quarterly reporting periods during calendar year 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 88% of its total net asset value. A
       decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant
       fundamental factors, political upheavals, changes in
historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at December 31, 2002 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At December 31, 2002, the Partnership's exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The
       currency trading VaR figure includes foreign margin
amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure at December 31, 2002 was to the global interest rate complex. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries' and Australian interest rates will remain the primary interest rate exposures of the Partnership in the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in
       short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The primary equity exposure at December 31, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), Euro Stoxx 50 (Europe) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At December 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	The Partnership's metals exposure at December 31,
2002 was to fluctuations in the price of precious metals such as gold and silver, and base metals, such as aluminum, copper, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Manager, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At December 31, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, corn and cotton markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2002:

Foreign Currency Balances. The Partnership's primary for-eign currency balances at December 31, 2002 were in Japanese
       yen and euros.  The Partnership controls the non-
trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Supplementary data specified by Item 302 of Regulation S-K:

             Summary of Quarterly Results (Unaudited)

                                                    Net Income/
Quarter            Revenues/          Net           (Loss) Per
Ended            (Net Losses)     Income/(Loss)        Unit___

2002
March 31        $ (6,528,545)    $ (8,152,808)       $(261.46)
June 30           24,931,615       22,449,727          746.86
September 30      21,061,181       15,441,918          525.24
December 31       (7,861,859)      (9,882,067)        (343.57)

Total           $ 31,602,392     $ 19,856,770        $ 667.07

2001
March 31        $ 11,037,937     $  8,360,925        $ 237.35
June 30          (11,258,181)     (13,199,432)        (384.32)
September 30       5,153,009        3,160,453           96.19
December 31       (1,823,535)      (3,546,399)        (109.01)

Total           $  3,109,230     $ (5,224,453)       $(159.79)



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Robert E. Murray, age 42, is the Managing Director of the Strategic Products Group at Morgan Stanley and Chairman of the Board of Directors of Demeter Management Corporation, a leading commodity pool operator with approximately $1.7 billion in assets across a variety of U.S. and international public and private managed futures funds. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 18 years. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Murray served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

Jeffrey A. Rothman, age 41, is the President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley
       Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development marketing and administration of approximately 35 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mitchell M. Merin resigned his position as a Director of Demeter.

Joseph G. Siniscalchi, age 57, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently a Managing Director responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 61, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the
       Product Development Group at Morgan Stanley Investment
Advisors Inc., an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department, specializing in coverage of regulated industries and subsequently served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received an M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 51, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 46, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director in Global Products & Services at
       Morgan Stanley.  He previously served as Chief Accounting
Officer of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in Finance from the University of Chicago.

Anthony J. DeLuca, age 40, is a Director of Demeter. Mr. DeLuca is also a Director of Morgan Stanley Futures & Currency Management Inc. Mr. DeLuca was appointed the Controller of Asset Management for Morgan Stanley in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had Morgan Stanley as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Frank Zafran, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products & Services Division. Mr. Zafran joined the firm in 1979
       and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Raymond E. Koch resigned his position as Chief Financial Officer of Demeter.

Jeffrey D. Hahn, age 45, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

All the foregoing directors have indefinite terms.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2002, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2002,
Demeter owned 312.413 Units of general partnership interest representing a 1.11 percent interest in the Partnership.

(c)	Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and
       accrued by the Partnership) of $5,079,251 for the year ended December 31, 2002.

Item 14.  CONTROLS AND PROCEDURES
	(a)	As of a date within 90 days of the filing date of this
annual report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

	(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART IV
Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
?	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2002, 2001 and 2000.

?	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2002 and 2001.

?	Statements of Operations, Changes in Partners' Capital, and Cash
Flows for the years ended December 31, 2002, 2001 and 2000.

?	Notes to Financial Statements.
With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited
Partners for the year ended December 31, 2002, is not deemed to be filed with this report.

	2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)  Reports on Form 8-K
No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.



       (c)	Exhibits
Refer to Exhibit Index on Pages E-1 to E-2.


       SIGNATURES

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

                           DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                                (Registrant)

                           BY:  Demeter Management Corporation,
                                General Partner

March 31, 2003             BY: /s/  Jeffrey A. Rothman
                                    Jeffrey A. Rothman, Director
                                    and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Robert E. Murray                             March 31, 2003
         Robert E. Murray, Director and
         Chairman

    /s/  Jeffrey A. Rothman                           March 31, 2003
         Jeffrey A. Rothman, Director and
         President

    /s/  Joseph G. Siniscalchi                        March 31, 2003
         Joseph G. Siniscalchi, Director

    /s/  Edward C. Oelsner III                        March 31, 2003
         Edward C. Oelsner III, Director

    /s/  Richard A. Beech                             March 31, 2003
         Richard A. Beech, Director

    /s/  Raymond A. Harris                            March 31, 2003
         Raymond A. Harris, Director

    /s/  Anthony J. DeLuca                            March 31, 2003
         Anthony J. DeLuca, Director

    /s/  Frank Zafran                                 March 31, 2003
         Frank Zafran, Director

    /s/  Jeffrey D. Hahn                              March 31, 2003
         Jeffrey D. Hahn, Chief
         Financial Officer




       CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the registrant, certify that:


1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)		evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)		presented in this annual report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:   March 31, 2003             /s/Jeffrey A. Rothman
		Jeffrey A. Rothman
		President, Demeter Management
		Corporation, general partner
		of the registrant























       CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:   March 31, 2003            /s/Jeffrey D. Hahn
                                     Jeffrey D. Hahn
                                     Chief Financial Officer,
                                     Demeter Management Corporation,
                                     general partner of the
                                     registrant




















      	EXHIBIT INDEX

     ITEM


3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated May 12, 1997, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May
13, 1997.

10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and John W. Henry and Company, Inc., dated as of May 12,1997 is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-Q for the quarter ended June 30, 2002 (File No. 0-19046) filed with the Securities and Exchange Commission on August 12,
2002.

10.01(a)	Amendment to Amended and Restated Management Agreement
between the Partnership and John Henry & Company, dated
November 30, 2000, is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-
19046) filed with the Securities and Exchange Commission on January 31, 2001.

10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November
13, 2001.

10.03	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
19046) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13,
2001.

10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Amendment to Amended and Restated Management Agreement
between the Partnership and John W. Henry & Company,
Inc., dated as of November 30, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form
8-K (File No. 0-19046) filed with the Securities and
Exchange Commission on January 3, 2001.

10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form
8-K (File No. 0-19046) filed with the Securities and
Exchange Commission on November 13, 2001.

13.01	Annual Report to Limited Partners for the year ended
December 31, 2002 is filed herewith.

99.01	Certification by President of Demeter Management
Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification by Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

			            EXHIBIT 99.01



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of
Section 13 or 15(d) of the Securities Exchange Act of
1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.




By:	  /s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		March 31, 2003

					  EXHIBIT 99.02




CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of
Section 13 or 15(d) of the Securities Exchange Act of
1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.






By:	  /s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		March 31, 2003

                                                                      Portfolio
                                                                       Strategy
                                                                           Fund

             December 31, 2002
             Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for the Fund. Past performance is not necessarily indicative of future results.

                                                                                            INCEPTION-
                                                                                             TO-DATE   ANNUALIZED
                          1991   1992  1993 1994  1995 1996 1997 1998 1999  2000 2001  2002   RETURN     RETURN
FUND                       %      %     %    %     %    %    %    %    %     %    %     %       %          %
-----------------------------------------------------------------------------------------------------------------
Portfolio Strategy Fund   27.7   (6.4) 19.9 (5.4) 25.4 25.5 11.2 9.5  (6.9) 9.9  (6.0) 26.7   216.6       10.2
                        (11 mos)
-----------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
ANNUAL REPORT
2002

Dear Limited Partner:

  This marks the twelfth annual report for the Dean Witter Portfolio Strategy Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $2,498.93 and increased by 26.7% to $3,166.00 on December 31, 2002. The Fund has increased by 216.6% since it began trading in February 1991 (a compound annualized return of 10.2%).

  Detailed performance information for the Fund is located in the body of the financial report. We provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

  The trading results by sector chart indicates the year's composite percentage returns generated by the specific assets dedicated to trading within each market sector in which the Fund participates. Please note that there is not an equal amount of assets in each market sector, and the specific allocations of assets by the Fund to each sector will vary over time within a predetermined range. Below the chart is a description of the factors that influenced trading gains and trading losses within the Fund during the year.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 825 Third Avenue, 9th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President
Demeter Management Corporation
General Partner

PORTFOLIO STRATEGY FUND
                                        [CHART]

                 Year ended December 31, 2002
                 ----------------------------
Currencies                 18.47%
Interest Rates             12.80%
Stock Indices               2.63%
Energies                   -0.54%
Metals                     -1.02%
Agriculturals              -1.66%


   Note: Includes trading results and commissions but does not include other fees or interest income.


FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the currency markets, gains were recorded from long positions in the euro, Swiss franc, and Australian dollar relative to the U.S. dollar as the value of the dollar weakened during the second quarter, as well as in December, amid investors' fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy.
.. In the global interest rate futures markets, gains resulted from long positions in Japanese, European, and U.S. interest rate futures as prices trended higher during the second and third quarter amid continued uncertainty in the equity markets and negative economic data.
.. In the global stock index futures markets, gains were recorded from short positions in U.S. and European stock index futures as prices continued to trend lower throughout a majority of the year due to suspicions regarding corporate accounting practices, weak economic data, and geopolitical uncertainty.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the agricultural futures markets, losses were incurred from long positions in cotton futures as prices moved without consistent direction during the third quarter amid shifting supply and demand concerns. Smaller losses were also recorded from positions in sugar and coffee futures as prices moved erratically throughout most of the year.
.. In the metals futures markets, losses were recorded from positions in aluminum and copper futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Portfolio Strategy Fund L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 14, 2003

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                    ----------------------
                                                       2002        2001
                                                    ----------  ----------
                                                        $           $
                                   ASSETS
     Equity in futures interests trading
      accounts:
       Cash                                         80,285,823  75,412,074
       Net unrealized gain on open contracts
        (MS&Co.)                                     9,386,670   4,044,975
       Net unrealized gain (loss) on open
        contracts (MSIL)                              (254,553)    622,869
                                                    ----------  ----------
       Total net unrealized gain on open
        contracts                                    9,132,117   4,667,844
                                                    ----------  ----------
         Total Trading Equity                       89,417,940  80,079,918
     Due from Morgan Stanley DW                        299,734      89,791
     Interest receivable (Morgan Stanley DW)            79,789      98,923
                                                    ----------  ----------
         Total Assets                               89,797,463  80,268,632
                                                    ==========  ==========

                     LIABILITIES AND PARTNERS' CAPITAL
     LIABILITIES
     Redemptions payable                               561,117   1,071,142
     Accrued administrative expenses                   150,444     143,619
     Management fees payable                           149,661     133,764
                                                    ----------  ----------
         Total Liabilities                             861,222   1,348,525
                                                    ----------  ----------

     PARTNERS' CAPITAL
     Limited Partners (27,778.636 and
      31,185.087 Units, respectively)               87,947,142  77,929,319
     General Partner (312.413 and
      396.485 Units, respectively)                     989,099     990,788
                                                    ----------  ----------
         Total Partners' Capital                    88,936,241  78,920,107
                                                    ----------  ----------
         Total Liabilities and Partners' Capital    89,797,463  80,268,632
                                                    ==========  ==========

     NET ASSET VALUE PER UNIT                         3,166.00    2,498.93
                                                    ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF OPERATIONS

                                                FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                        ----------------------------------
                                           2002        2001        2000
                                        ---------- -----------  ----------
                                            $           $           $
    REVENUES
    Trading profit (loss):
      Realized                          26,053,334  12,923,334    (586,022)
      Net change in unrealized           4,464,273 (12,575,739) 12,129,234
                                        ---------- -----------  ----------
       Total Trading Results            30,517,607     347,595  11,543,212
    Interest income (Morgan Stanley DW)  1,084,785   2,761,635   4,244,138
                                        ---------- -----------  ----------
       Total                            31,602,392   3,109,230  15,787,350
                                        ---------- -----------  ----------
    EXPENSES
    Brokerage commissions
     (Morgan Stanley DW)                 5,079,251   5,090,463   5,075,941
    Incentive fees                       4,521,723   1,035,312      --
    Management fees                      1,709,477   1,765,563   3,475,062
    Transaction fees and costs             254,171     324,345     351,610
    Administrative expenses                181,000     118,000     127,000
                                        ---------- -----------  ----------
       Total                            11,745,622   8,333,683   9,029,613
                                        ---------- -----------  ----------
    NET INCOME (LOSS)                   19,856,770  (5,224,453)  6,757,737
                                        ========== ===========  ==========
    NET INCOME (LOSS) ALLOCATION:
      Limited Partners                  19,623,459  (5,138,821)  6,620,108
      General Partner                      233,311     (85,632)    137,629
    NET INCOME (LOSS) PER UNIT:
      Limited Partners                      667.07     (159.79)     238.94
      General Partner                       667.07     (159.79)     238.94

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                          UNITS OF
                         PARTNERSHIP   LIMITED     GENERAL
                          INTEREST     PARTNERS    PARTNER      TOTAL
                         ----------- -----------  ---------  -----------
                                          $           $           $
      Partners' Capital,
      December 31, 1999  45,128.639  107,807,427  1,393,791  109,201,218
      Net income             --        6,620,108    137,629    6,757,737
      Redemptions        (9,288.062) (20,669,064)     --     (20,669,064)
                         ----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2000  35,840.577   93,758,471  1,531,420   95,289,891
      Net loss               --       (5,138,821)   (85,632)  (5,224,453)
      Redemptions        (4,259.005) (10,690,331)  (455,000) (11,145,331)
                         ----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2001  31,581.572   77,929,319    990,788   78,920,107
      Net income             --       19,623,459    233,311   19,856,770
      Redemptions        (3,490.523)  (9,605,636) (235,000)   (9,840,636)
                         ----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2002  28,091.049   87,947,142    989,099   88,936,241
                         ==========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF CASH FLOWS

                                               FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                      -------------------------------------
                                          2002         2001         2000
                                      -----------  -----------  -----------
                                           $            $            $
   CASH FLOWS FROM
    OPERATING ACTIVITIES
   Net income (loss)                   19,856,770   (5,224,453)   6,757,737
   Noncash item included in net
    income (loss):
     Net change in unrealized          (4,464,273)  12,575,739  (12,129,234)
   (Increase) decrease in operating
    assets:
     Due from Morgan
      Stanley DW                         (209,943)     (43,792)     (45,999)
     Interest receivable
      (Morgan Stanley DW)                  19,134      271,809       12,975
   Increase (decrease) in operating
    liabilities:
     Accrued administrative expenses        6,825       48,555       (1,730)
     Management fees payable               15,897      (27,858)    (210,881)
                                      -----------  -----------  -----------
   Net cash provided by (used
    for) operating activities          15,224,410    7,600,000   (5,617,132)
                                      -----------  -----------  -----------

   CASH FLOWS FROM
    FINANCING ACTIVITIES
   Decrease in redemptions payable       (510,025)    (612,146)    (493,968)
   Redemptions of Units                (9,840,636) (11,145,331) (20,669,064)
                                      -----------  -----------  -----------
   Net cash used for financing
    activities                        (10,350,661) (11,757,477) (21,163,032)
                                      -----------  -----------  -----------
   Net increase (decrease) in cash      4,873,749   (4,157,477) (26,780,164)
   Balance at beginning of period      75,412,074   79,569,551  106,349,715
                                      -----------  -----------  -----------
   Balance at end of period            80,285,823   75,412,074   79,569,551
                                      ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                                    ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $88,936,241                                 $                 $                     $
Foreign currency                                                     5,098,449          (136,246)            4,962,203
Interest Rate                                                        2,961,503          (868,797)            2,092,706
Commodity                                                            2,055,044           306,712             2,361,756
Equity                                                                (223,878)           31,348              (192,530)
                                                                     ---------         ---------             ---------
  Grand Total:                                                       9,891,118          (666,983)            9,224,135
                                                                     =========         =========
  Unrealized Currency Loss                                                                                     (92,018)
                                                                                                             ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                             9,132,117
                                                                                                             =========
2001 PARTNERSHIP NET ASSETS: $78,920,107
Foreign currency:
  Japanese yen/US dollar Mar. 02                                            --         4,818,712             4,818,712
  Other                                                                 68,720           (55,286)               13,434
Interest Rate                                                         (111,508)          754,259               642,751
Commodity                                                             (619,813)         (222,303)             (842,116)
Equity                                                                  90,760                --                90,760
                                                                     ---------         ---------             ---------
  Grand Total:                                                        (571,841)        5,295,382             4,723,541
                                                                     =========         =========
  Unrealized Currency Loss                                                                                     (55,697)
                                                                                                             ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                             4,667,844
                                                                                                             =========

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS # OF CONTRACTS /NOTIONAL AMOUNTS
------------------------------                                    ------------------------ --------------------------------
2002 PARTNERSHIP NET ASSETS: $88,936,241                                     %
Foreign currency                                                            5.58*                      358,668,224
Interest Rate                                                               2.35                             3,028
Commodity                                                                   2.66                             3,019
Equity                                                                     (0.22)                              293
                                                                           -----
  Grand Total:                                                             10.37
                                                                           =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

2001 PARTNERSHIP NET ASSETS: $78,920,107
Foreign currency:
  Japanese yen/US dollar Mar. 02                                            6.11                    14,560,955,500
  Other                                                                     0.01                       421,529,299
Interest Rate                                                               0.81                             3,064
Commodity                                                                  (1.07)                            2,089
Equity                                                                      0.12                               211
                                                                           -----
  Grand Total:                                                              5.98
                                                                           =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited
("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley.
  John W. Henry & Company, Inc. ("JWH") is the trading manager for the Partnership.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

USE OF ESTIMATES. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays the Partnership interest income based upon 80% of its average daily Net Assets for the month at a prevailing rate for U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, ''Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts", reflected in the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; and (B) net unrealized gains or losses on open contracts which are valued at market, and calculated as the difference between original contract value and market value.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

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

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis, at 80% and 100%, respectively, of the rates Morgan Stanley DW charges parties that are not clearinghouse members. Brokerage commissions and transaction fees are capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of the Partnership's month-end Net Assets applied on a per trading program basis.

OPERATING EXPENSES. The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter and/or Morgan Stanley DW bear all other operating expenses, including expenses which would be incurred if the Partnership was required to register as an investment company.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


REDEMPTIONS. Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month that is six months after the closing at which a person becomes a Limited Partner, upon five business days advance notice by redemption form to Demeter.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISSOLUTION OF THE PARTNERSHIP. The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnership pays brokerage commissions to Morgan Stanley DW as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

--------------------------------------------------------------------------------
3. TRADING MANAGER
Compensation to JWH consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The Partnership pays a monthly management fee equal to 1/6 of 1% per month (a 2% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month. Prior to December 1, 2000, the management fee was equal to 1/3 of 1% per month (a 4% annual rate).

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


INCENTIVE FEE. The Partnership pays a quarterly incentive fee equal to 20% of the Partnership's new appreciation of its Net Assets as of the end of each calendar quarter. Prior to December 1, 2000, the quarterly incentive fee was equal to 15% of the Partnership's new appreciation of its Net Assets as of the end of each calendar quarter. New appreciation represents the amount by which Net Assets are increased by profits from futures, forwards and options trading that exceed losses after brokerage commissions, management fees, transaction fees and costs and administrative expenses are deducted. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is paid to JWH on those redemptions in the month of such redemptions.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnership trades primarily futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

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

                     NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS   LONGEST MATURITIES
                 ------------------------------ -------------------
                              OFF-                          OFF-
                 EXCHANGE-  EXCHANGE-           EXCHANGE- EXCHANGE-
            YEAR  TRADED     TRADED     TOTAL    TRADED    TRADED
            ---- ---------  --------- --------- --------- ---------
                     $          $         $
            2002 4,169,914  4,962,203 9,132,117 Dec. 2003 Mar. 2003
            2001  (164,302) 4,832,146 4,667,844 Dec. 2002 Mar. 2002

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnership also has credit risk because Morgan Stanley DW, MS&Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $84,455,737 and $75,247,772 at December 31, 2002 and 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                                      PER UNIT
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2002:   $2,498.93
                                                     ---------
                 NET OPERATING RESULTS:
                   Realized Profit                      875.53
                   Unrealized Profit                    150.18
                   Interest Income                       36.49
                   Expenses                            (395.13)
                                                     ---------
                   Net Income                           667.07
                                                     ---------
                 NET ASSET VALUE, DECEMBER 31, 2002: $3,166.00
                                                     =========
                   Expense Ratio                         14.0%
                   Net Income Ratio                      23.7%
                 TOTAL RETURN                            26.7%

                                   PRESORTED
                               FIRST CLASS MAIL
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA
                    Demeter Management Corporation
                    825 Third Avenue, 9th Floor
                    New York, NY 10022
                             [LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper