Form 10-Q
period 2003-06-20
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2003-08-13
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

Yes    X       	No___________



       <table>  	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2003
 		(Unaudited) and December 31, 2002..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited)........................ 3

		Statements of Operations for the Six Months
	  Ended June 30, 2003 and 2002 (Unaudited)...................4

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2003 and 2002 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited).........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................21?34

Item 4.	Controls and Procedures................................34


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................35

Item 5.	Other Information..................................... 35

Item 6.	Exhibits and Reports on Form 8-K....................35-37





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                        June 30,	     December 31,
                              2003      	       2002
	                        $	   $
	                      (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	104,343,877	80,285,823

	Net unrealized loss on open contracts (MSIL)	(990,638)	(254,553)
	Net unrealized gain (loss) on open contracts (MS&Co.)	   (6,935,189)	  9,386,670

	Total net unrealized gain (loss) on open contracts	   (7,925,827)	  9,132,117

	     Total Trading Equity	96,418,050	89,417,940

Due from Morgan Stanley DW	568,306	299,734
Interest receivable (Morgan Stanley DW)	        75,710	     79,789

	Total Assets	 97,062,066	89,797,463

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	528,940	561,117
	Accrued administrative expenses	163,134	               150,444
	Management fees payable	      161,768	     149,661

	Total Liabilities	      853,842	     861,222

Partners? Capital

	Limited Partners (26,743.523 and
	     27,778.636 Units, respectively)	95,182,112	87,947,142
	General Partner (288.309 and
          312.413 Units, respectively)	    1,026,112	     989,099

	Total Partners? Capital	  96,208,224	88,936,241

	Total Liabilities and Partners? Capital	  97,062,066	89,797,463


NET ASSET VALUE PER UNIT	       3,559.07	    3,166.00

	The accompanying notes are an integral part of these financial statements.

<table>	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Quarters Ended June 30,

	      2003   	   2002
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	4,173,831	10,644,034
		Net change in unrealized	 (4,255,712)	14,049,978

			Total Trading Results 	(81,881)	24,694,012

	Interest income (Morgan Stanley DW)	     235,135	     237,603

			Total  	     153,254	24,931,615

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,708,752	1,328,399
	Management fees	517,478	388,987
	Transaction fees and costs	108,052	71,259
	Administrative expenses	47,000	32,000
	Incentive fees	       15,642	      661,243

			Total	  2,396,924	  2,481,888


NET INCOME (LOSS)	 (2,243,670)	22,449,727


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(2,221,375)	22,189,976
	General Partner	(22,295)	259,751


NET INCOME (LOSS) PER UNIT

	Limited Partners	(84.85)	746.86
	General Partner	(84.85)	746.86


	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Six Months Ended June 30,

	      2003   	   2002
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	33,290,784	7,843,381
		Net change in unrealized	 (17,057,944)	10,073,300

			Total Trading Results 	16,232,840	17,916,681

	Interest income (Morgan Stanley DW)	       458,952	     486,389

			Total  	  16,691,792	18,403,070

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	3,140,327	2,481,913
	Management fees	1,048,057	759,478
	Incentive fees	974,225	661,243
	Transaction fees and costs	188,126	138,517
	Administrative expenses	        99,000	       65,000

			Total	   5,449,735	  4,106,151


NET INCOME 	 11,242,057	14,296,919


NET INCOME ALLOCATION

	Limited Partners	11,115,044	14,129,778
	General Partner	127,013	167,141


NET INCOME PER UNIT

	Limited Partners	393.07	485.40
	General Partner	393.07	485.40



	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners? Capital,
     December 31, 2001	31,581.572	77,929,319	990,788	78,920,107

Net Income                                                             ?		14,129,778	167,141	14,296,919

Redemptions	 (1,873.020)	 (4,436,897)	  (120,000)	  (4,556,897)

Partners? Capital,
     June 30, 2002	29,708.552	87,622,200	 1,037,929	 88,660,129





Partners? Capital,
     December 31, 2002	28,091.049	87,947,142	989,099	88,936,241

Net Income                                                            ?	   	11,115,044	127,013	11,242,057

Redemptions	 (1,059.217)	 (3,880,074)	  (90,000)	  (3,970,074)

Partners? Capital,
  June 30, 2003	27,031.832	 95,182,112	 1,026,112	   96,208,224











The accompanying notes are an integral part of these financial statements.


       <table>	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Six Months Ended June 30,

	      2003     	      2002
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	11,242,057	14,296,919
Noncash item included in net income:
	Net change in unrealized	17,057,944	(10,073,300)

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(268,572)	(189,456)
	Interest receivable (Morgan Stanley DW)	4,079	17,099

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	        12,690	   (35,812)
    Management fees payable		                  	                 12,107      	            15,784
	Accrued incentive fees	          -       	      661,243

Net cash provided by operating activities	 28,060,305	   4,692,477


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(32,177)	(302,168)
Redemptions of Units	  (3,970,074)	  (4,556,897)

Net cash used for financing activities	  (4,002,251)	  (4,859,065)

Net increase (decrease) in cash	24,058,054	(166,588)

Balance at beginning of period	  80,285,823	 75,412,074

Balance at end of period	 104,343,877	  75,245,486






	The accompanying notes are an integral part of these financial statements.



        DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

1.  Organization
Dean Witter Portfolio Strategy Fund L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?).

        DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. John W. Henry & Company, Inc.
(?Trading Manager?) is the trading manager to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on the prevailing rate on U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.


        DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

        DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	      on Open Contracts	            Longest Maturities
		  Off-				     Off-
	Exchange-	Exchange-		 Exchange-   Exchange-
Date              Traded 	 Traded 	Total 	  Traded 	 Traded
	   $	   $	  $
Jun. 30, 2003  (4,616,150)   (3,309,677)   (7,925,827)  Jun. 2004   Sep. 2003
Dec. 31, 2002   4,169,914	     4,962,203  	 9,132,117	   Dec. 2003	 Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership?s exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures

        DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $99,727,727 and $84,455,737 at June 30, 2003 and December 31,
2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate
       the amount, and therefore the impact, of future redemptions of Units.
There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market
       does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.
For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $153,254 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 2.5% were recorded in the metals markets primarily during June from long positions in gold futures as prices declined in response to the rise of the U.S. dollar. In the energy markets, losses of approximately 1.5% were recorded primarily during May from short futures positions in crude oil as prices moved higher amid supply concerns and renewed fears concerning security at Middle Eastern refining facilities. Smaller losses of approximately 1.3% were recorded in the agricultural markets during June from short positions in cotton futures as increased exports and weather-related supply concerns forced prices higher. A portion of the Partnership?s overall losses was offset by gains of approximately 1.2% in the global stock index markets recorded during June from long positions in U.S., Japanese, and European stock index futures as equity prices rallied in response to the prospect of lower interest rates and the release of positive economic data. In the currency markets, gains of approximately 0.9% were experienced primarily during April and May from long positions in the euro and Australian dollar versus the U.S. dollar as the value of these currencies strengthened against the U.S. dollar
       amid uncertainty regarding the Bush Administration?s
economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Smaller gains of approximately 0.8% were recorded in the global interest rate futures markets during May from long positions in U.S. interest rate futures as prices trended higher amid speculation of an interest rate cut by the Federal Reserve and lingering doubts concerning a global economic recovery. Total expenses for the three months ended June 30, 2003 were $2,396,924, resulting in a net loss of $2,243,670. The net asset value of a Unit decreased from $3,643.92 at March 31, 2003 to $3,559.07 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $16,691,792 and posted an increase in net asset value per Unit. Gains of approximately 7.4% were rcorded in the global interest rate markets from long positions in U.S., European, and Japanese interest rate futures as prices trended higher during January, February and May amid continued uncertainty in the global equity markets and investor demand for fixed income investments. In the energy markets, gains of approximately 4.9% were recorded primarily during January and February from long positions in natural gas futures as prices trended higher in response to prolonged frigid temperatures in the northeastern and midwestern United States. In the currency markets, gains of approximately
       3.4% were experienced primarily during January, April and
May from long positions in the euro and Australian dollar versus the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid uncertainty regarding the Bush Administration?s economic policy, increased tensions between the U.S. and Iraq, and investor preference for non-U.S. dollar denominated assets. Additional gains of approximately 3.3% were recorded in the global stock index markets from short positions in European and Japanese stock index futures during January and March as prices moved lower on continuing economic uncertainty and the war in Iraq. Additional gains in the sector were provided during June from long positions in European and Japanese stock index futures as prices rallied amid increased foreign demand for equities, the release of positive economic data, and renewed expectations for a U.S. interest rate cut. A portion of the Partnership?s overall gains was offset by losses of approximately 2.8% recorded in the metals markets from positions in gold and silver futures as precious metals prices experienced short-term price volatility throughout a majority of the first half of the year. Elsewhere in the metals markets, short positions in aluminum futures resulted in losses during May as prices reversed higher, buoyed by a rebound in U.S. equity prices and hopes for increased industrial demand. Additional losses of approximately 1.9% were experienced in the agricultural futures markets from short positions in corn futures as prices moved without consistent direction during the first six months of the
       year due to supply and demand concerns prompted by the weather in the crop growing regions of the U.S. Total expenses for the six months ended June 30, 2003 were $5,449,735, resulting in net income of $11,242,057. The net asset value of a Unit increased from $3,166.00 at December 31, 2002 to $3,559.07 at June 30, 2003.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $24,931,615 and posted an increase in net asset value per Unit. The most significant gains of approximately 36.7% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc, Japanese yen, and British pound relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 1.8% were recorded in the global stock index futures markets from short positions in U.S. and European stock index futures as prices decreased on geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 2.6% in the energy markets primarily from previously established long futures positions in crude oil as prices moved lower following supply and demand concerns.
       Weakness in crude oil resulted in newly established short positions, adding to earlier losses when prices strengthened during June over supply and demand concerns and renewed Middle East tensions. Total expenses for the three months ended June 30, 2002 were $2,481,888, resulting in net income of $22,449,727.
The net asset value of a Unit increased from $2,237.47 at March 31, 2002 to $2,984.33 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $18,403,070 and posted an increase in net asset value per Unit. The most significant gains of approximately 24.0% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and the British pound relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak economic data. Additional gains of approximately 1.7% were recorded in the energy markets, as the price of crude oil and its related products increased sharply in March as ongoing political unrest in the Middle East prompted supply concerns, thus resulting in gains from previously established long futures positions. A portion of the Partnership?s overall gains for the first six months was offset by losses of approximately 2.3% in the agricultural markets primarily from positions in sugar futures as prices moved without consistent direction amid supply
       and demand concerns.  Additional losses of approximately
2.1% were recorded in the global interest rate futures markets during April, as U.S. interest rate futures prices increased amid questions regarding the strength of a global economic recovery, resulting in losses from previously established short positions. Total expenses for the six months ended June 30, 2002 were $4,106,151, resulting in net income of $14,296,919. The net asset value of a Unit increased from $2,498.93 at December 31, 2001 to $2,984.33 at June 30, 2002.


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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors
       result in frequent changes in the fair value of the
Partnership?s open positions, and consequently, in its earnings and cash flow.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934).  All
       quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin.

The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market
       factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partnership?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one day in 100.
VaR typically does not represent the worst case outcome.

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

       VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $96 million and $89 million, respectively.


Primary Market          June 30, 2003       June 30, 2002
Risk Category	  	    Value at Risk	    Value at Risk

Interest Rate               (1.78)%              (2.64)%
Currency                    (1.77)               (3.85)
Equity                      (0.85)               (0.75)
Commodity                   (2.05)               (0.66)
Aggregate Value at Risk     (3.49)%	              (4.83)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market
       category.  The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category        High      Low      Average
Interest Rate	(2.20)%	(0.89)%	(1.69)%

Currency 	(3.40)	(0.82)	(1.97)

Equity	(0.85)	(0.30)	(0.53)

Commodity	(2.05)	(0.75)	(1.52)

Aggregate Value at Risk	(3.97)%	(1.53)%	(3.04)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership?s open positions thus creates a ?risk of ruin? not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such ?risk of ruin?. In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:
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

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and 2002, and for the end of the four quarterly reporting periods from July 1, 2002 through June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 96% of its total net asset value. A decline
       in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in
       historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2003 was to the global interest rate complex. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt
       of smaller nations - e.g., Australia.  Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2003 was to the currency complex. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At June 30, 2003, the Partnership?s exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

       Equity.  The Partnership?s equity exposure at June 30,
2003 was primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2003, the Partnership?s primary exposures were to the DAX (Germany), Euro Stoxx 50 (Europe), and NASDAQ (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed? into numerous small losses.

Commodity.
Energy. At June 30, 2003, the Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at June 30, 2003 was to fluctuations in the price of precious metals, such as
       gold and silver, and base metals, such as copper,
aluminum, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Manager, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At June 30, 2003, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn, sugar and cotton markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2003 were in euros, Australian dollars and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

       Qualitative Disclosures Regarding Means of Managing Risk
Exposure
The Partnership and the Trading Manager, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.

Item 4.  CONTROLS AND PROCEDURES
  (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

  (b)	There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.


Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, is incorporated by reference to Exhibit A of
the Partnership?s prospectus, dated May 12, 1997, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May
13, 1997.
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and John W. Henry and Company, Inc., dated as of May 12, 1997 is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-19046) filed with the Securities and Exchange Commission on August 12,
2002.

10.01(a)	Amendment to Amended and Restated Management Agreement
between the Partnership and John Henry & Company, dated
November 30, 2000, is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 8-K (file No. 0-
19046) filed with the Securities and Exchange Commission
on January 31, 2001.
10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-19046) filed
with the Securities and Exchange Commission on November
13, 2001.
10.03		Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No.
0-19046) filed with the Securities and Exchange
Commission on November 13, 2001.
10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May
1, 2000, is incorporated by reference to Exhibit 10.04 of
the Partnership?s Form 8-K (File No. 0-19046) filed with
the Securities and Exchange Commission on November
13, 2001.
10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership?s Form 8-K (File No.
0-19046) filed with the Securities and Exchange
Commission on November 13, 2001.
10.06	Amendment to Amended and Restated Management Agreement
between the Partnership and John W. Henry & Company,
Inc., dated as of November 30, 2000, is incorporated by
reference to Exhibit 10.01 of the Partnership?s Form 8-K
(File No. 0-19046) filed with the Securities and Exchange
Commission on January 3, 2001.
10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-19046) filed with the
Securities and Exchange Commission on November 13, 2001.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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



                        Dean Witter Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 13, 2003         By:/s/ Jeffrey D. Hahn
                              Jeffrey D. Hahn
                               Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



















DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)