Form 10-Q
period 2003-09-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2003-11-13
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of September 30, 2003
	(Unaudited) and December 31, 2002..........................2

	Statements of Operations for the Quarters Ended
	September 30, 2003 and 2002 (Unaudited)....................3

	Statements of Operations for the Nine Months
	Ended September 30, 2003 and 2002 (Unaudited)..............4

	Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)..5

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2003 and 2002 (Unaudited)....................6

	Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations.......12-22

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.........................................22-35

Item 4.	Controls and Procedures................................35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 5.	Other Information......................................36

Item 6.	Exhibits and Reports on Form 8-K....................36-38



       <table>
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
	        2003      	       2002
	           $	          $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	82,634,263	80,285,823

	Net unrealized gain on open contracts (MS&Co.)	4,361,087	9,386,670
	Net unrealized loss on open contracts (MSIL)	      (49,642)	  (254,553)

	Total net unrealized gain on open contracts	  4,311,445	  9,132,117

	     Total Trading Equity	86,945,708	89,417,940

Due from Morgan Stanley DW	743,473	299,734
Interest receivable (Morgan Stanley DW)	        55,886	     79,789

	Total Assets	 87,745,067	89,797,463

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	666,390	561,117
	Accrued administrative expenses	179,821	     150,444
	Management fees payable	      146,186	     149,661

	Total Liabilities	      992,397	     861,222

Partners' Capital

	Limited Partners (26,097.064 and
	     27,778.636 Units, respectively)	85,804,737	87,947,142
	General Partner (288.309 and
          312.413 Units, respectively)	      947,933	     989,099

	Total Partners' Capital	  86,752,670	88,936,241

	Total Liabilities and Partners' Capital	 87,745,067	89,797,463

NET ASSET VALUE PER UNIT	       3,287.91	    3,166.00

	The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Quarters Ended September 30,

	      2003   	   2002
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	(17,381,309)	27,458,904
		Net change in unrealized	  12,237,272	 (6,713,768)

			Total Trading Results 	(5,144,037)	20,745,136

	Interest income (Morgan Stanley DW)	      172,231	     316,045

			Total  	     (4,971,806)	21,061,181

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,592,901	1,161,446
	Management fees	469,188	502,685
	Transaction fees and costs	117,844	48,653
	Administrative expenses	            41,000	       46,000
	Incentive fees	            982	 3,860,479

			Total	   2,221,915	  5,619,263


NET INCOME (LOSS)	  (7,193,721)	15,441,918


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(7,115,542)	15,268,411
	General Partner	(78,179)	173,507

NET INCOME (LOSS) PER UNIT

	Limited Partners	(271.16)	525.24
	General Partner	(271.16)	525.24


	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Nine Months Ended September 30,

	      2003   	   2002
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	15,909,475	35,302,285
		Net change in unrealized	    (4,820,672)	  3,359,532

			Total Trading Results 	11,088,803	38,661,817

	Interest income (Morgan Stanley DW)	      631,183	     802,434

			Total  	 11,719,986	39,464,251

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	4,733,228	3,643,359
	Management fees	1,517,245	1,262,163
	Incentive fees	975,207	4,521,722
	Transaction fees and costs	305,970	187,170
	Administrative expenses	      140,000	     111,000

			Total	  7,671,650	  9,725,414


NET INCOME 	   4,048,336	29,738,837


NET INCOME ALLOCATION

	Limited Partners	3,999,502	29,398,189
	General Partner	48,834	340,648


NET INCOME PER UNIT

	Limited Partners	121.91	1,010.64
	General Partner	121.91	1,010.64


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
     December 31, 2001	31,581.572	77,929,319	990,788	78,920,107

Net Income	-       	29,398,189	340,648	29,738,837

Redemptions	 (2,876.620)	 (7,681,776)	  (235,000)	  (7,916,776)

Partners' Capital,
     September 30, 2002	28,704.952	99,645,732	 1,096,436	 100,742,168





Partners' Capital,
     December 31, 2002	28,091.049	87,947,142	989,099	88,936,241

Net Income	-       	3,999,502	48,834	4,048,336

Redemptions	  (1,705.676)	    (6,141,907)	   (90,000)	  (6,231,907)

Partners' Capital,
  September 30, 2003	  26,385.373	  85,804,737	   947,933	  86,752,670










The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Nine Months Ended September 30,

	      2003     	      2002
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	4,048,336	29,738,837
Noncash item included in net income:
	Net change in unrealized	4,820,672	(3,359,532)

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(443,739)	89,791
	Interest receivable (Morgan Stanley DW)	23,903	(12,465)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	 29,377	(26,931)
	Management fees payable	(3,475)	43,308
	Accrued incentive fees	          -     	   3,817,219

Net cash provided by operating activities	   8,475,074	 30,290,227


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable	105,273	215,150
Redemptions of Units	   (6,231,907)	  (7,916,776)

Net cash used for financing activities	   (6,126,634)	  (7,701,626)

Net increase in cash	2,348,440	22,588,601

Balance at beginning of period	   80,285,823	  75,412,074

Balance at end of period	   82,634,263	  98,000,675





	The accompanying notes are an integral part of these financial statements.

       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.


NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Dean Witter Portfolio Strategy Fund L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products.

The Partnership's general partner is Demeter Management
Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS &


       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. John W. Henry & Company, Inc. ("Trading Manager") is the trading manager to the Partnership.

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

       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	      on Open Contracts	            Longest Maturities
		  Off-				     Off-
	Exchange-	Exchange-		 Exchange-   Exchange-
Date              Traded 	 Traded 	Total 	  Traded 	 Traded
	   $	   $	  $
Sep. 30, 2003     (86,286)    4,397,731     4,311,445   Sep. 2004   Dec. 2003
Dec. 31, 2002   4,169,914	     4,962,203     9,132,117	   Dec. 2003   Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $82,547,977 and $84,455,737 at September 30, 2003 and December 31,
2002, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform.
 The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


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

The Partnership's investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could
       prevent the Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently,
       the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
       For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading losses, net of interest income, of $4,971,806 and posted a decrease in net asset value per Unit.
The most significant losses of approximately 2.9% were experienced in the currency markets from long positions in the British pound and Australian dollar relative to the U.S. dollar during July, as the value of the U.S. dollar increased amid expectations for a recovery of the U.S. economy following an optimistic outlook unveiled by U.S. Federal Reserve Chairman Alan Greenspan, negative economic data out of Australia and the U.K., and narrowing interest rate differentials between the U.S. and these countries. Additional currency losses were recorded in September from short positions in the British pound and the euro versus the U.S. dollar as the value of the dollar weakened versus most currencies on fears for an unsustainable U.S. economic recovery and concerns regarding the potential impact of a statement by the G-7 countries supporting "more flexible exchange rates." The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Speculation that Britain would raise interest rates also helped the rise of the pound's value. Losses of approximately 2.5% were incurred in the global interest rate markets, primarily during September, from short positions in European interest rate futures as bond prices reversed higher due to renewed skepticism regarding a global economic recovery and lower equity prices. In the agricultural
       markets, losses of approximately 2.4% were recorded,
primarily during August, from long sugar futures positions as prices reversed sharply lower in response to speculative selling and weak volume. Additional losses were recorded from positions in cotton futures during July and August as prices moved without consistent direction. Elsewhere in the agricultural markets, losses were incurred from long positions in coffee futures during September as prices reversed lower due to news of an increase in market supply. Additional losses of approximately 2.4% were experienced in the energy markets, primarily in September, from short positions in crude oil futures after prices reversed sharply higher amid news that OPEC would move to reduce production in an effort to stem falling oil prices. A portion of the Partnership's overall losses for the third quarter was offset by gains of approximately 2.1% in the global stock index markets, primarily during August, from long positions in Japanese stock index futures as equity prices drew strength from robust Japanese economic data and overall strength in U.S. equity markets. Total expenses for the three months ended September 30, 2003 were $2,221,915, resulting in a net loss of $7,193,721. The net asset value of a Unit decreased from $3,559.07 at June 30, 2003 to $3,287.91 at September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $11,719,986 and posted an increase in net asset value per Unit.
       The most significant gains of approximately 5.5% were recorded in the global stock index markets from long positions in Japanese stock index futures during June and August as equity prices drew strength from robust Japanese economic data and rising prices in the U.S. equity markets. Elsewhere in the global stock index markets, gains were recorded from long positions in European and U.S. stock index futures, primarily in June and July, as prices trended higher amid positive economic data. In the global interest rate markets, gains of approximately 4.7% were recorded primarily during February and May from long positions in U.S. interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Gains were also recorded during August from short positions in Japanese interest rate futures as prices trended lower amid an improved economic outlook for Japan. Additional gains of approximately 2.4% were experienced in the energy markets, primarily during January and February, from long positions in natural gas futures as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 4.2% in the agricultural markets from positions in cotton futures during August and September as prices moved without consistent direction. Short positions in corn futures incurred additional
       losses in August as prices reversed higher amid supply fears prompted by weak U.S. harvest expectations and weather related concerns. Elsewhere in the agricultural markets, losses were recorded during May and September from long positions in coffee futures as prices reversed lower on speculative selling and news of increased supply. In the metals markets, losses of approximately 2.9% were recorded from positions in gold futures as precious metals prices experienced short-term volatile price movement throughout a majority of the first nine months of the year. Additional losses were incurred from long positions in aluminum futures as prices fell during March, June, August, and September amid muted industrial demand, easing supply concerns and heavy technically-based selling. Total expenses for the nine months ended September 30, 2003 were $7,671,650, resulting in net income of $4,048,336. The net asset value of a Unit increased from $3,166.00 at December 31, 2002 to $3,287.91 at September 30,
2003.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $21,061,181 and posted an increase in net asset value per Unit. The most significant gains of approximately 21.7% were recorded in the global interest rate markets from previously established long positions in European, U.S., and Japanese interest rate futures, as prices trended higher throughout the quarter due to
       investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Additional gains of approximately 5.3% were recorded in the global stock index markets, primarily during July and August, from short positions in European, Japanese, and U.S. stock index futures as prices weakened amid suspicions regarding corporate accounting practices and global political and economic uncertainty. In the energy markets, gains of approximately 2.8% were recorded, primarily during August and September, from long positions in crude oil futures and its related products as prices trended higher on the increasing possibility of U.S.-led military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 6.7% in the currency markets from previously established long positions in the Swiss franc, Japanese yen, and euro relative to the U.S. dollar as these currencies weakened against the U.S. dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. Total expenses for the three months ended September 30, 2002 were $5,619,263, resulting in net income of $15,441,918. The net asset value of a Unit increased from $2,984.33 at June 30, 2002 to $3,509.57 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $39,464,251 and posted an increase in net asset value per Unit.
       The most significant gains of approximately 19.2% were recorded from long positions in the global interest rate futures markets as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. In the currency markets, gains of approximately 15.6% were recorded, primarily during May and June, from previously established long positions in the euro, Swiss franc, and British pound relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling U.S. equity prices and increased tensions in the Israeli-Palestinian conflict. Gains of approximately 5.0% were recorded in the global stock index markets from short positions in European and U.S. stock index futures as prices continued to trend lower due to suspicions regarding corporate accounting practices and weak economic data. Additional gains of approximately 4.5% were recorded in the energy markets from long positions in crude oil futures and its related products as prices moved higher during August and September on the increasing possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 1.8% in the agricultural markets primarily from positions in sugar and coffee futures as prices moved without consistent direction amid supply and demand concerns. Additional losses of approximately 1.1% were recorded in the metals markets from positions in aluminum and copper as trendless price activity persisted throughout the period. Total expenses for the nine months ended September 30,
       2002 were $9,725,414, resulting in net income of
$29,738,837. The net asset value of a Unit increased from $2,498.93 at December 31, 2001 to $3,509.57 at September 30,
2002.

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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

       The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in
       portfolio value that, based on observed market risk
factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model
       is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capitalization was approximately $87 million and $101 million, respectively.


Primary Market        September 30, 2003     September 30, 2002
Risk Category	  	    Value at Risk	       Value at Risk

Currency                    (3.45)%               (1.90)%
Interest Rate               (1.70)                (2.20)
Equity                      (0.67)                (0.55)
Commodity                   (2.08)                (1.32)
Aggregate Value at Risk     (4.53)%	               (3.16)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such
       market categories due to the diversification benefit
across asset classes.

The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category        High      Low      Average
Currency	(3.45)%	(0.82)%	(2.36)%

Interest Rate 	(1.88)	(0.89)	(1.56)

Equity	(0.85)	(0.30)	(0.56)

Commodity	(2.08)	(0.75)	(1.71)

Aggregate Value at Risk	(4.53)%	(1.53)%	(3.38)%

Limitations on Value at Risk as an Assessment of Market Risk
       The face value of the market sector instruments held by the
Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2003 and 2002, and for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 94% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash
       management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of
       new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership. The following were the primary trading risk exposures of the Partnership at September 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2003 was to the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At September 30, 2003, the Partnership's exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the
       U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure of the Partnership at September 30, 2003 was to the global interest rate complex. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The Partnership's equity exposure at September 30, 2003 was primarily to equity price risk in the G-7 countries. The
       stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2003, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (Germany), and Euro Stoxx 50 (Europe) stock indices.
 The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
Energy. At September 30, 2003, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper,
       nickel, aluminum and zinc.  Economic forces, supply
and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Manager, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.
Soft Commodities and Agriculturals. At September 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to cotton, sugar and coffee. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2003 were in euros, Japanese yen and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
       The Partnership and the Trading Manager, separately,
attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.

Item 4.  CONTROLS AND PROCEDURES
  (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

  (b)	There have been no significant changes in the
Partnership's internal controls or in other factors
       that could significantly affect these controls
subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.


Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.

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
Partnership, Demeter and John W. Henry and Company, Inc., dated as of May 12, 1997 is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-Q for the quarter ended June 30, 2002 (File No. 0-19046) filed with the Securities and Exchange Commission on August 12,
2002.

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



                        Dean Witter Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2003       By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.







      			    	    EXHIBIT 31.01



CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management Corporation ("Demeter"), the general partner of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:  November 14, 2003	/s/Jeffrey A. Rothman
	   Jeffrey A. Rothman
	   President,
	   Demeter Management Corporation,
	   general partner of the
	   registrant

 EXHIBIT 31.02

CERTIFICATIONS
I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation ("Demeter"), the general partner of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely
       to materially affect, the registrant's internal
control over financial reporting; and


5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.








Date:  November 14, 2003         /s/Jeffrey D. Hahn
                                    Jeffrey D. Hahn
                                    Chief Financial Officer,
                                    Demeter Management Corporation,
                                    general partner of the
                                    registrant



















      				       EXHIBIT 32.01



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	 /s/ Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2003



		      					 EXHIBIT 32.02



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2003








DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)