Form 10-K
period 2003-12-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2004-03-15
CIK 867495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2003 or

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check-mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes       No  X

State the aggregate market value of the Units of the Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant's most recently completed second fiscal quarter: $95,182,112 at June 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

       <table> DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2003
                                                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . . .1

Part I .

  Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . .2-5

  Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . .5

  Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .5

  Item 4.  Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . . . . . .5
Part II.

  Item 5.  Market for the Registrant's Partnership Units
           and Related Security Holder Matters. . . . . . . . . . . .6

  Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . .7

  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . . . 8-21

  Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk. . . . . . . . . . . . . . . . . . . . . .21-34

  Item 8.  Financial Statements and Supplementary Data. . . . . . . 35

  Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . . . . . . 35

  Item 9A.  Controls and Procedures . . . . . . . . . .  . . . . . .36

Part III.

  Item 10. Directors and Executive Officers of the Registrant . .37-42

  Item 11. Executive Compensation . . . . . . . . . . . . . .  . . .42

  Item 12. Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . . 43

  Item 13. Certain Relationships and Related Transactions . . .  . .43

  Item 14. Principal Accounting Fees and Services . . . . . .  . 43-44

Part IV.

  Item 15. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . . . . 45-46


              DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

     Partnership's Prospectus dated
     May 12, 1997                                   I

     Annual Report to Dean Witter
     Portfolio Strategy Fund L.P.
     Limited Partners for the year
     ended December 31, 2003                 II, III and IV





























	       PART I
Item 1.  BUSINESS
(a) General Development of Business. Dean Witter Portfolio Stra-tegy Fund L.P. (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership commenced operations on February 1, 1991.

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

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2003 was $3,283.04 representing an increase of 3.7 percent from the net asset value per Unit of $3,166.00 at December 31, 2002. For a more detailed description of the Partnership's business see subparagraph (c).

       (b) Financial Information about Segments. For financial information reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures and forwards. The relevant financial information is presented in Items 6 and 8.

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

(b) Holders. The number of holders of Units at December 31, 2003 was approximately 4,160.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on February 1, 1991. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.
       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                     For the Years Ended December 31,
                            2003         2002         2001        2000        1999


Revenues
(including interest)    	13,484,883	31,602,392   3,109,230   15,787,350    4,487,760

Net Income (Loss)      	 3,785,066	19,856,770  (5,224,453)   6,757,737   (8,217,948)

Net Income (Loss)
Per Unit (Limited
& General Partners) 	    117.04	    667.07     (159.79)      238.94      (178.06)

Total Assets           	85,290,955  89,797,463   80,268,632   97,229,865  111,847,771


Total Limited
Partners' Capital 		83,407,424  87,947,142   77,929,319   93,758,471  107,807,427


Net Asset Value Per
Unit            		 3,283.04     3,166.00     2,498.93     2,658.72     2,419.78

Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no
       trading.  These market conditions could prevent the
Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. Illiquidity has not materially affected the Partnership's assets.

There are no known material trends, demands, commitments, events or uncertainties at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

       The Partnership's results of operations are set forth in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       The Partnership recorded revenues including interest
totaling $13,484,883 and expenses totaling $9,699,817, resulting in net income of $3,785,066 for the year ended December 31, 2003. The Partnership's net asset value per Unit increased from $3,166.00 at December 31, 2002 to $3,283.04 at December 31, 2003.
 Total redemptions for the year were $8,367,353 and the Partnership's ending capital was $84,353,954 at December 31, 2003, a decrease of $4,582,287 from ending capital at December 31, 2002 of $88,936,241.

The most significant trading gains of approximately 17.2% were recorded in the currency markets, primarily during the fourth quarter. The Partnership generated significant gains within the currency sector, especially during December, from long positions in a broad range of currencies versus the U.S. dollar. A confluence of factors including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., the Federal Reserve's policy of maintaining low interest rates, widening interest rate differentials relative to other countries, and renewed fears of global terrorism all pressured the dollar's value lower. The Partnership's largest gains in currencies were achieved from long positions in the euro, Australian dollar and Japanese yen.
Profits were also recorded in the euro and Australian dollar earlier in the year as the dollar weakened ahead of the war in Iraq. Gains of approximately 4.4% achieved in the global stock index markets resulted from long positions in European and U.S.
       stock index futures, primarily in June and July, as prices trended higher amid positive economic data. Long positions in Japanese stock index futures during June and August also supplied gains as equity prices drew strength from robust Japanese economic data and rising prices in the U.S. equity markets. In the metals markets, gains of approximately 1.2% were obtained primarily during December. Long futures positions in base metals supplied gains as copper and nickel prices rose to six and fourteen year highs respectively, benefiting from increased demand from China and the strengthening of the global economy. A portion of the Partnership's overall gains for the year was offset by losses of approximately 5.7% in the agricultural markets from short positions in corn futures during August as prices reversed higher amid supply fears prompted by weak U.S. harvest expectations and weather related concerns. Positions in cotton futures during August and September returned losses as prices moved without consistent direction. Elsewhere in the agricultural markets, smaller losses were recorded during May and September from positions in coffee and during December from positions in sugar. Additional losses of approximately 5.6% were experienced in the energy markets, largely over September and October. During September, the Fund entered the month with long crude oil and natural gas futures positions that had been profitable in August. Due to an increase in supply, however, energy prices declined sharply over the first half of the month. As a result, losses were incurred on those long positions. Additional losses were incurred over the second portion of the month when the Partnership
       closed out its long positions and established new short positions, only to see prices rally following an announcement that OPEC would reduce production. During October, the Partnership incurred losses on the trading of natural gas futures. The Partnership entered the month with short natural gas positions, but these positions proved unprofitable as prices rallied during the first part of the month. In response to rising prices, the Partnership reversed its position from short to long, only to see prices decline in the latter part of the month. Additional losses were incurred from short crude oil and heating oil futures positions as prices moved higher earlier in the month in response to supply fears spurred by Middle East tensions, as well as strike threats in Nigeria. In the global interest rate markets, losses of approximately 4.7% were incurred primarily in the final four months of the year. Short positions in European and U.S. interest rate futures recorded losses as bond prices reversed higher amid a low interest rate environment, sporadic volatility in global equity markets and the release of positive U.S. economic data that indicated low inflation in the U.S.

The Partnership recorded revenues including interest totaling $31,602,392 and expenses totaling $11,745,622, resulting in net income of $19,856,770 for the year ended December 31, 2002. The Partnership's net asset value per Unit increased from $2,498.93 at December 31, 2001 to $3,166.00 at December 31, 2002. Total redemptions for the year were $9,840,636 and the Partnership's ending capital was $88,936,241 at December 31, 2002, an increase
       of $10,016,134 from ending capital at December 31, 2001 of
$78,920,107.

The most significant trading gains of approximately 18.5% were recorded in the currency markets from long positions in the euro, Swiss franc, and Australian dollar relative to the U.S. dollar as the value of the dollar weakened during the second quarter, as well as in December, amid investors' fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy. Additional gains of approximately 12.8% were recorded in the global interest rate futures markets from long positions in Japanese, European, and U.S. interest rate futures as prices trended higher during the second and third quarter amid continued uncertainty in the equity markets and negative economic data. Smaller gains of approximately 2.6% were recorded in the global stock index futures markets from short positions in U.S. and European stock index futures as prices continued to trend lower throughout a majority of the year due to suspicions regarding corporate accounting practices, weak economic data, and geopolitical uncertainty. A portion of the Partnership's gains was offset by losses of approximately 1.7% in the agricultural futures markets from long positions in cotton futures as prices moved without consistent direction during the third quarter amid shifting supply and demand concerns. Smaller losses were recorded in this market sector from positions in sugar and coffee futures as prices moved erratically throughout most of the year.
       In the metals futures markets, losses of approximately
1.0% were recorded from positions in aluminum and copper futures as an uncertain economic outlook resulted in trendless price activity throughout most of the year.

The Partnership recorded revenues including interest totaling $3,109,230 and expenses totaling $8,333,683, resulting in a net loss of $5,224,453 for the year ended December 31, 2001. The Partnership's net asset value per Unit decreased from $2,658.72 at December 31, 2000 to $2,498.93 at December 31, 2001. Total redemptions for the year were $11,145,331 and the Partnership's ending capital was $78,920,107 at December 31, 2001, a decrease of $16,369,784 from ending capital at December 31, 2000 of $95,289,891.

The most significant trading losses of approximately 8.4% were recorded in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production, and demand. Losses of approximately 1.2% were recorded primarily during the fourth quarter from long positions in silver and gold futures as prices reversed lower on the heels of sharp gains in the U.S. stock market. Additional losses of approximately 0.9% were experienced in the soft commodities from short positions in sugar futures as prices reversed higher on supply concerns. Smaller
       losses of approximately 0.7% were recorded from short positions in the agricultural markets as prices increased on forecasts for hotter and drier weather in the U.S. midwest. A portion of the Partnership's losses was offset by gains of approximately 2.8% recorded throughout a majority of the third quarter in the global stock index futures markets from short positions in Nikkei, DAX, and NASDAQ Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. Gains of approximately 1.5% were experienced in the global interest rate futures markets primarily throughout a majority of the third quarter from long positions in short-term U.S. interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve, and as investors sought a safe haven from declining stock prices. Additional gains of approximately 1.2% were recorded primarily during the fourth quarter as gains from short position in the Japanese yen and the South African rand versus the U.S. dollar more than offset losses attributed to trading in the euro and the British pound.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2003 trading results, refer to the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures and forwards in a portfolio of agricultural commodities, energy products, foreign currencies, interest rates, precious and base metals, soft commodities and stock indices. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Manager was unable to offset positions of the Partnership, the Partnership could lose all of its assets and limited partners would realize a 100% loss.

In addition to the Trading Manager's internal controls, the Trading Manager must comply with the Partnership's trading policies that include standards for liquidity and leverage that must be maintained. The Trading Manager and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Manager to
       modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.
       Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions and Demeter has installed a system which permits it to monitor the Partnership's potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership's margin liability thereon.

Second, the Partnership's trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership's trading, usually over several different products and exchanges. Historically, the Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership's credit exposure climbs above an acceptable level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with
       Morgan Stanley DW, have determined to be creditworthy.  The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of in this Form 10-K.

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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest
       rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it's influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

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

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would
       have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2003 and 2002. At December 31, 2003 and 2002, the Partnership's total capital-ization was approximately $84 million and $89 million, respectively.

Primary Market         December 31, 2003   December 31, 2002
Risk Category             Value at Risk       Value at Risk
Currency                		(4.24)%            (3.40)%

Interest Rate              	(2.10)             (1.88)

Equity                    	(0.84)             (0.30)

Commodity                	(2.41)             (1.95)

Aggregate Value at Risk    	(5.21)%            (3.97)%



The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio
       can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2003 VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2003 through December 31, 2003.

Primary Market Risk Category        High        Low      Average
Currency         				(4.24)%	  (0.82)%	  (2.57)%
Interest Rate                      (2.10)	  (0.89)	  (1.62)
Equity                             (0.85)	  (0.43)	  (0.70)
Commodity                          (2.41)	  (0.75)	  (1.82)
Aggregate Value at Risk          	(5.21)%	  (1.53)%	  (3.69)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the
       Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2003 and 2002 and for the four quarter-end reporting periods during calendar year 2003. VaR is not necessarily representative of the historic risk, nor should
       it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 74% as of December 31, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2003, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at December 31, 2003 was to the currency complex. The Partnership's currency exposure is to the exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At December 31, 2003, the Partnership's exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure of the Partnership at December 31, 2003 was to the global interest rate complex. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions
       held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership in the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at December 31, 2003 was primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2003, the Partnership's primary exposures were to the Euro Stoxx 50 (Europe), NASDAQ (U.S.) and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes, but would
       make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
Energy. At December 31, 2003, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	The Partnership's metals exposure at December 31,
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

       Soft Commodities and Agriculturals.  At December 31,
2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to cotton, corn and sugar markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at December 31, 2003 were in euros, Japanese yen and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Manager, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes
       diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.



















       Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:
             Summary of Quarterly Results (Unaudited)

                                                     Net Income/
Quarter            Revenues/          Net            (Loss) Per
Ended            (Net Losses)     Income/(Loss)         Unit

2003
March 31        $ 16,538,538     $ 13,485,727        $ 477.92
June 30              153,254       (2,243,670)         (84.85)
September 30      (4,971,806)      (7,193,721)        (271.16)
December 31        1,764,897         (263,270)          (4.87)

Total           $ 13,484,883     $  3,785,066        $ 117.04

2002
March 31        $ (6,528,545)    $ (8,152,808)       $(261.46)
June 30           24,931,615       22,449,727          746.86
September 30      21,061,181       15,441,918          525.24
December 31       (7,861,859)      (9,882,067)        (343.57)

Total           $ 31,602,392     $ 19,856,770        $ 667.07



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this annual
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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


Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Jeffrey A. Rothman, age 42, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for seventeen years. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 39 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Richard A. Beech, age 52, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Futures, Forex &
       Metals.  Mr. Beech began his career at the Chicago
Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Raymond A. Harris, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds. In 1994 he joined the Discover Financial Services division, leading restructuring and product development efforts. Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products and Services for Investment Management. Mr. Harris has an M.B.A. in Finance from the University of Chicago and a B.A. degree from Boston College.

Frank Zafran, age 48, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was
       named Chief Administrative Officer of Morgan Stanley's
Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Douglas J. Ketterer, age 38, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 27, 2003. Mr. Ketterer is a Managing Director and head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley's Individual Investor Group (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust, Corporate Services, and others). Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University's Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany's School of Business.

Jeffrey S. Swartz, age 36, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 23, 2003. Mr. Swartz is a Managing Director and Director of the Mass Affluent Segment of Morgan Stanley's Individual Investor Group. Mr. Swartz began his career with Morgan Stanley in 1990, working as a Financial Advisor in Boston. He was appointed Sales Manager of the Boston office in 1994, and served in that role for two years. In 1996, he was named Branch Manager of the Cincinnati office. In 1999, Mr. Swartz was named Associate Director of the Midwest Region, which consisted of 10 states and approximately 90 offices. Mr. Swartz served in this capacity until October of 2001, when he was named Director of Investor Advisory Services ("IAS") Strategy and relocated to IAS headquarters in New York. In December of 2002, Mr. Swartz was promoted to Managing Director and Chief Operating Officer of IAS and has recently assumed the responsibility for managing the Mass Affluent Client Segment. Mr. Swartz received his degree in Business Administration from the University of New Hampshire.

Jeffrey D. Hahn, age 46, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and
       is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also the Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

All the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. As such, the entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Jeffrey D. Hahn is the audit committee financial expert.



       Section 16(a) Beneficial Ownership Reporting Compliance
The Partnership has no directors, executive officers or greater than 10 percent beneficial owners and none of the directors or executive officers of Demeter, the general partner of the Partnership, own Units of the Partnership. As such, no Forms 3, 4, or 5 have been filed.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley's website at www.morganstanley.com/ ourcommitment/codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT


(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2003, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2003,
Demeter owned 288.309 Units of general partnership interest, representing a 1.12 percent interest in the Partnership.


(c)	Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $6,223,889 for the year ended December 31, 2003.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW
       through the brokerage fees it pays, as discussed in the
Notes to Financial Statements in the Annual Report to the Limited
Partners for the year ended December 31, 2003.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership's financial statements and reviews of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings for the years ended December 31, 2003 and 2002 were approximately $34,600 and $34,497, respectively.

(2)	Audit-Related Fees. There were no fees for assurance and
related services rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002.

(3)	Tax Fees.  The aggregate fees for tax compliance services
rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002 were approximately $29,914 and $29,066, respectively.

(4)  All Other Fees.  None.

As of the date of this Report, the Board of Directors of Demeter has not adopted pre-approval policies and procedures. As a result, all services provided by Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter.


       PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
	   	FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2003, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
?	Report of Deloitte & Touche LLP, independent auditors, for
the years ended December 31, 2003, 2002 and 2001.

?	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2003 and 2002.

?	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2003, 2002 and
2001.

?	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2003, is not deemed to be filed with this report.

	2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.



       (b)  Reports on Form 8-K
No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.

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

                           DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                                (Registrant)

                           BY:  Demeter Management Corporation,
                                General Partner

March 15, 2004             BY: /s/  Jeffrey A. Rothman
                                    Jeffrey A. Rothman,
						   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Jeffrey A. Rothman                         	March 15, 2004
         Jeffrey A. Rothman, President

    /s/  Douglas J. Ketterer	                     	March 15, 2004
         Douglas J. Ketterer, Director

    /s/  Jeffrey S. Swartz	                      	    	March 15, 2004
         Jeffrey S. Swartz, Director

    /s/  Richard A. Beech                             	March 15, 2004
         Richard A. Beech, Director

    /s/  Raymond A. Harris                            	March 15, 2004
         Raymond A. Harris, Director

    /s/  Frank Zafran                                	March 15, 2004
         Frank Zafran, Director

    /s/  Jeffrey D. Hahn                             	March 15, 2004
         Jeffrey D. Hahn, Chief
         Financial Officer




      	EXHIBIT INDEX

ITEM


3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated May 12, 1997, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May
13, 1997.

10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and John W. Henry and Company, Inc., dated as of May 12,1997 is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-Q for the quarter ended June 30, 2002 (File No. 0-19046) filed with the Securities and Exchange Commission on August 12,
2002.

10.01(a)	Amendment to Amended and Restated Management Agreement
between the Partnership and John Henry & Company, dated
November 30, 2000, is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-
19046) filed with the Securities and Exchange Commission on January 31, 2001.

10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November
13, 2001.

10.03	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
19046) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13,
2001.

10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13, 2001.
10.06	Amendment to Amended and Restated Management Agreement
between the Partnership and John W. Henry & Company,
Inc., dated as of November 30, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form
8-K (File No. 0-19046) filed with the Securities and
Exchange Commission on January 3, 2001.

10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form
8-K (File No. 0-19046) filed with the Securities and
Exchange Commission on November 13, 2001.

13.01	December 31, 2003 Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification by President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification by Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-2

                                                                      Portfolio
                                                                       Strategy
                                                                           Fund

             December 31, 2003
             Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is not necessarily indicative of future results.

                                                                                                  INCEPTION-  COMPOUND
                                                                                                   TO-DATE   ANNUALIZED
                          1991    1992  1993 1994  1995 1996 1997 1998 1999  2000 2001  2002 2003   RETURN     RETURN
FUND                       %       %     %    %     %    %    %    %    %     %    %     %    %       %          %
-----------------------------------------------------------------------------------------------------------------------
Portfolio Strategy Fund   27.7    (6.4) 19.9 (5.4) 25.4 25.5 11.3 9.5  (6.9) 9.9  (6.0) 26.7 3.7    228.3       9.6
                        (11 mos.)
-----------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
ANNUAL REPORT
2003

Dear Limited Partner:

  This marks the thirteenth annual report for the Dean Witter Portfolio Strategy Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $3,166.00 and increased by 3.7% to $3,283.04 on December 31, 2003. The Fund has increased by 228.3% since it began trading in February 1991 (a compound annualized return of 9.6%).

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

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,
/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
Chairman and President
Demeter Management Corporation
General Partner for
Dean Witter Portfolio Strategy Fund L.P.

PORTFOLIO STRATEGY FUND


                                        [CHART]

                    Year ended December 31, 2003
                    ----------------------------
Currencies                     17.19%
Interest Rates                 -4.72%
Stock Indices                   4.36%
Energies                       -5.59%
Metals                          1.18%
Agriculturals                  -5.66%

Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant gains were recorded in the currency markets, primarily during the fourth quarter. The Fund generated significant gains within the currency sector, especially during December, from long positions in a broad range of currencies versus the U.S. dollar. A confluence of factors including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., the Federal Reserve's policy of maintaining low interest rates, widening interest rate differentials relative to other countries, and renewed fears of global terrorism all pressured the dollar's value lower. The Fund's largest gains in currencies were achieved from long positions in the euro, Australian dollar and Japanese yen. Profits were also recorded in the euro and Australian dollar earlier in the year as the dollar weakened ahead of the war in Iraq.

.. Gains were also achieved in the global stock index markets. Long positions in European and U.S. stock index futures profited, primarily in June and July, as prices trended higher amid positive economic data. Long positions in Japanese stock index futures during June and August also supplied gains as equity prices drew strength from robust Japanese economic data and rising prices in the U.S. equity markets.

PORTFOLIO STRATEGY FUND
(continued)


.. In the metals markets, gains were obtained primarily during December. Long futures positions in base metals supplied gains as copper and nickel prices rose to six and fourteen year highs respectively, benefiting from increased demand from China and the strengthening of the global economy.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the agricultural markets, losses stemmed from short positions in corn futures during August as prices reversed higher amid supply fears prompted by weak U.S. harvest expectations and weather related concerns. Positions in cotton futures during August and September returned losses as prices moved without consistent direction. Elsewhere in the agricultural markets, smaller losses were recorded during May and September from positions in coffee and during December from positions in sugar.

.. Additional losses were experienced in the energy markets, largely over September and October. During September, the Fund entered the month with long crude oil and natural gas futures positions that had been profitable in August. Due to an increase in supply, however, energy prices declined sharply over the first half of the month. As a result, losses were incurred on those long positions. Additional losses were incurred over the second portion of the month when the Fund closed out its long positions and established new short positions, only to see prices rally following an announcement that OPEC would reduce production. During October, the Fund incurred losses on the trading of natural gas futures. The Fund entered the month with short natural gas positions, but these positions proved unprofitable as prices rallied during the first part of the month. In response to rising prices, the Fund reversed its position from short to long, only to see prices decline in the latter part of the month. Additional losses were incurred from short crude oil and heating oil futures positions as prices moved higher in response to supply fears spurred by Middle East tensions, as well as strike threats in Nigeria.

.. Finally, in the global interest rate markets, losses were incurred primarily in the final four months of the year. Short positions in European and U.S. interest rate futures recorded losses as bond prices reversed higher amid a low interest rate environment, sporadic volatility in global equity markets and the release of positive U.S. economic data that indicated low inflation in the U.S.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Portfolio Strategy Fund L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 2, 2004

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                    ---------------------
                                                       2003       2002
                                                    ---------- ----------
                                                        $          $
                                   ASSETS
     Equity in futures interests trading
      accounts:
       Cash                                         78,764,319 80,285,823
       Net unrealized gain on open contracts
        (MS&Co.)                                     6,275,965  9,386,670
       Net unrealized loss on open contracts
        (MSIL)                                        (49,642)   (254,553)
                                                    ---------- ----------
         Total net unrealized gain on open
          contracts                                  6,226,323  9,132,117
                                                    ---------- ----------
         Total Trading Equity                       84,990,642 89,417,940
     Due from Morgan Stanley DW                        253,962    299,734
     Interest receivable (Morgan Stanley DW)            46,351     79,789
                                                    ---------- ----------
         Total Assets                               85,290,955 89,797,463
                                                    ========== ==========

                     LIABILITIES AND PARTNERS' CAPITAL

     LIABILITIES
     Redemptions payable                               606,561    561,117
     Accrued administrative expenses                   188,366    150,444
     Management fees payable                           142,074    149,661
                                                    ---------- ----------
         Total Liabilities                             937,001    861,222
                                                    ---------- ----------

     PARTNERS' CAPITAL
     Limited Partners (25,405.557 and
      27,778.636 Units, respectively)               83,407,424 87,947,142
     General Partner (288.309 and
      312.413 Units, respectively)                     946,530    989,099
                                                    ---------- ----------
         Total Partners' Capital                    84,353,954 88,936,241
                                                    ---------- ----------
         Total Liabilities and Partners' Capital    85,290,955 89,797,463
                                                    ========== ==========

     NET ASSET VALUE PER UNIT                         3,283.04   3,166.00
                                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF OPERATIONS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------
                                           2003        2002        2001
                                        ----------  ---------- -----------
                                            $           $           $
    REVENUES
    Trading profit (loss):
      Realized                          15,621,964  26,053,334  12,923,334
      Net change in unrealized          (2,905,794)  4,464,273 (12,575,739)
                                        ----------  ---------- -----------
       Total Trading Results            12,716,170  30,517,607     347,595
    Interest income (Morgan Stanley DW)    768,713   1,084,785   2,761,635
                                        ----------  ---------- -----------
       Total                            13,484,883  31,602,392   3,109,230
                                        ----------  ---------- -----------
    EXPENSES
    Brokerage commissions
     (Morgan Stanley DW)                 6,223,889   5,079,251   5,090,463
    Management fees                      1,924,277   1,709,477   1,765,563
    Incentive fees                         975,207   4,521,723   1,035,312
    Transaction fees and costs             397,444     254,171     324,345
    Administrative expenses                179,000     181,000     118,000
                                        ----------  ---------- -----------
       Total                             9,699,817  11,745,622   8,333,683
                                        ----------  ---------- -----------
    NET INCOME (LOSS)                    3,785,066  19,856,770  (5,224,453)
                                        ==========  ========== ===========
    NET INCOME (LOSS) ALLOCATION:
    Limited Partners                     3,737,635  19,623,459  (5,138,821)
    General Partner                         47,431     233,311     (85,632)

    NET INCOME (LOSS) PER UNIT:
    Limited Partners                        117.04      667.07     (159.79)
    General Partner                         117.04      667.07     (159.79)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                          UNITS OF
                         PARTNERSHIP   LIMITED     GENERAL
                          INTEREST     PARTNERS    PARTNER      TOTAL
                         ----------- -----------  ---------  -----------
                                          $           $           $
      Partners' Capital,
      December 31, 2000  35,840.577   93,758,471  1,531,420   95,289,891
      Net loss               --       (5,138,821)   (85,632)  (5,224,453)
      Redemptions        (4,259.005) (10,690,331)  (455,000) (11,145,331)
                         ----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2001  31,581.572   77,929,319    990,788   78,920,107
      Net income             --       19,623,459    233,311   19,856,770
      Redemptions        (3,490.523)  (9,605,636)  (235,000)  (9,840,636)
                         ----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2002  28,091.049   87,947,142    989,099   88,936,241
      Net income             --        3,737,635     47,431    3,785,066
      Redemptions        (2,397.183)  (8,277,353)   (90,000)  (8,367,353)
                         ----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2003  25,693.866   83,407,424    946,530   84,353,954
                         ==========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF CASH FLOWS

                                     FOR THE YEARS ENDED DECEMBER 31,
                                   ------------------------------------
                                      2003         2002         2001
                                   ----------  -----------  -----------
                                       $            $            $
       CASH FLOWS FROM
        OPERATING
        ACTIVITIES
       Net income (loss)            3,785,066   19,856,770   (5,224,453)
       Noncash item included in
        net income (loss):
         Net change in unrealized   2,905,794   (4,464,273)  12,575,739
       (Increase) decrease in
        operating assets:
         Due from Morgan
          Stanley DW                   45,772     (209,943)     (43,792)
         Interest receivable
          (Morgan Stanley DW)          33,438       19,134      271,809
       Increase (decrease) in
        operating liabilities:
         Accrued administrative
          expenses                     37,922        6,825       48,555
         Management fees payable       (7,587)      15,897      (27,858)
                                   ----------  -----------  -----------
       Net cash provided by
        operating activities        6,800,405   15,224,410    7,600,000
                                   ----------  -----------  -----------

       CASH FLOWS FROM
        FINANCING
        ACTIVITIES
       Increase (decrease) in
        redemptions payable            45,444     (510,025)    (612,146)
       Redemptions of Units        (8,367,353)  (9,840,636) (11,145,331)
                                   ----------  -----------  -----------
       Net cash used for financing
        activities                 (8,321,909) (10,350,661) (11,757,477)
                                   ----------  -----------  -----------

       Net increase (decrease) in
        cash                       (1,521,504)   4,873,749   (4,157,477)

       Balance at beginning of
        period                     80,285,823   75,412,074   79,569,551
                                   ----------  -----------  -----------

       Balance at end of period    78,764,319   80,285,823   75,412,074
                                   ==========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                              LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                  GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $84,353,954             $              %              $               %
Foreign currency                                 4,301,904         5.10*         (180,896)       (0.21)
Commodity                                        2,722,638         3.23          (126,085)       (0.15)
Interest Rate                                      (65,928)       (0.08)          (72,695)       (0.08)
Equity                                             518,607         0.61          (780,363)       (0.93)
                                                 ---------        -----        ----------        -----
  Grand Total:                                   7,477,221         8.86        (1,160,039)       (1.37)
                                                 =========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of
   Financial Condition

2002 PARTNERSHIP NET ASSETS: $88,936,241
Foreign currency                                 5,098,449         5.73*         (136,246)       (0.15)
Interest Rate                                    2,961,503         3.33          (868,797)       (0.98)
Commodity                                        2,055,044         2.31           306,712         0.34
Equity                                            (223,878)       (0.25)           31,348         0.04
                                                 ---------        -----        ----------        -----
  Grand Total:                                   9,891,118        11.12          (666,983)       (0.75)
                                                 =========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of
   Financial Condition


FUTURES AND FORWARD CONTRACTS:                NET UNREALIZED GAIN/(LOSS) # OF CONTRACTS /NOTIONAL AMOUNTS
------------------------------                -------------------------- --------------------------------
2003 PARTNERSHIP NET ASSETS: $84,353,954                  $
Foreign currency                                      4,121,008                   11,417,521,876
Commodity                                             2,596,553                            3,163
Interest Rate                                          (138,623)                           2,495
Equity                                                 (261,756)                             603
                                                      ---------
  Grand Total:                                        6,317,182

  Unrealized Currency Loss                              (90,859)
                                                      ---------
  Total Net Unrealized Gain per Statement of
   Financial Condition                                6,226,323
                                                      =========
2002 PARTNERSHIP NET ASSETS: $88,936,241
Foreign currency                                      4,962,203                      358,668,224
Interest Rate                                         2,092,706                            3,028
Commodity                                             2,361,756                            3,019
Equity                                                 (192,530)                             293
                                                      ---------
  Grand Total:                                        9,224,135

  Unrealized Currency Loss                              (92,018)
                                                      ---------
  Total Net Unrealized Gain per Statement of
   Financial Condition                                9,132,117
                                                      =========

* No single contract's value exceeds 5% of Net Assets.
  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited
("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley.
  John W. Henry & Company, Inc. ("JWH") is the trading manager for the Partnership.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

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

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AICPA Executive Committee") issued Statement of Position 01-1 ("SOP 01-1") "Amendment to the Scope of Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships, to Include Commodity Pools". SOP 01-1 required commodity pools to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately, beginning in fiscal years ending after December 15, 2001.

In December 2003, the AICPA Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose on the Schedule of Investments the number of contracts, the contracts' expiration dates and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for expenses and net income/(losses) based on average net assets to be disclosed in Financial Highlights. SOP 03-4 is effective for fiscal years ending after December 15, 2003.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts", reflected on the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; and (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value.

  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis, at 80% and 100%, respectively, of the rates Morgan Stanley DW charges parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's month-end Net Assets applied on a per trading program basis.

OPERATING EXPENSES. The Partnership bears all operating expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter and/or Morgan Stanley DW bear all other operating expenses.

REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon five business days advance notice by redemption form to Demeter.

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

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


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

INCENTIVE FEE. The Partnership pays a quarterly incentive fee equal to 20% of the Partnership's new appreciation of its Net Assets as of the end of each calendar quarter. New appreciation represents the amount by which Net Assets are increased by profits from futures and forwards trading that exceed losses after brokerage commissions, management fees, transaction fees and costs and administrative expenses are deducted. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a limited partner redeems an investment, the incentive fee (if earned through a redemption date) is paid to JWH on those redemptions in the month of such redemptions.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnership trades primarily futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

  Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.
  The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2003 2,105,317 4,121,006 6,226,323 Dec. 2004 Mar. 2004
             2002 4,169,914 4,962,203 9,132,117 Dec. 2003 Mar. 2003

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains on all open futures contracts, which funds, in the aggregate, totaled $80,869,636 and $84,455,737 at December 31, 2003 and 2002, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS&Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2003:   $3,166.00
                                                     ---------
                 NET OPERATING RESULTS:
                   Realized Profit                      556.28
                   Unrealized Loss                     (107.83)
                   Interest Income                       28.53
                   Expenses                            (359.94)
                                                     ---------
                   Net Income                           117.04
                                                     ---------
                 NET ASSET VALUE, DECEMBER 31, 2003: $3,283.04
                                                     =========

                   Expense Ratio                         10.3%
                   Net Income Ratio                       4.0%

                 TOTAL RETURN 2003                        3.7%

                 INCEPTION-TO-DATE RETURN               228.3%

                 COMPOUND ANNUALIZED RETURN               9.6%

                    Demeter Management Corporation
                    825 Third Avenue, 9th Floor
                    New York, NY 10022

                             [LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper
                                   PRESORTED
                               FIRST CLASS MAIL
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA