Form 10-Q
period 2004-03-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2004-05-10
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

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


Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X


       <table> 	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Statements of Financial Condition as of March 31, 2004
	(Unaudited) and December 31, 2003..........................2

	Statements of Operations for the Quarters Ended
	March 31, 2004 and 2003 (Unaudited)........................3

	Statements of Changes in Partners' Capital for the
	Quarters Ended March 31, 2004 and 2003 (Unaudited).........4

	Statements of Cash Flows for the Quarters Ended
	March 31, 2004 and 2003 (Unaudited)........................5

	Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations.......11-18

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.........................................19-31

Item 4.	Controls and Procedures.............................31-32


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................33

Item 5.	Other Information...................................33-34

Item 6.	Exhibits and Reports on Form 8-K....................34-36



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	   March 31,	December 31,
	        2004      	       2003
	           $	          $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	87,869,972	78,764,319

	Net unrealized gain on open contracts (MS&Co.)	874,199	6,275,965
	Net unrealized loss on open contracts (MSIL)	      (195,512)	     (49,642)

	     Total net unrealized gain on open contracts	       678,687	  6,226,323

	     Total Trading Equity	   88,548,659	84,990,642

Due from Morgan Stanley DW	372,883	253,962
Interest receivable (Morgan Stanley DW)	         58,548	       46,351

	Total Assets	   88,980,090	 85,290,955

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	567,249	606,561
Accrued administrative expenses	190,102	     188,366
Management fees payable	     148,230	     142,074

	Total Liabilities	     905,581	     937,001

Partners' Capital

Limited Partners (24,779.262 and
     25,405.557 Units, respectively)	87,061,540	83,407,424
General Partner (288.309 Units)	   1,012,969	      946,530

	Total Partners' Capital	    88,074,509	  84,353,954

	Total Liabilities and Partners' Capital	  88,980,090	  85,290,955


NET ASSET VALUE PER UNIT	       3,513.48	       3,283.04

	The accompanying notes are an integral part of these financial statements.


       <table>	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Quarters Ended March 31,

	      2004   	   2003
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	13,236,498	29,116,953
		Net change in unrealized	   (5,547,636)	 (12,802,232)

			Total Trading Results 	7,688,862	16,314,721

	Interest income (Morgan Stanley DW)	      156,331	     223,817

			Total  	   7,845,193   	16,538,538

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,356,672	1,431,575
	Management fees	455,189	530,579
	Transaction fees and costs	79,460	80,074
	Administrative expenses	            24,000	       52,000
	Incentive fees	         4,033	 958,583

			Total	   1,919,354	  3,052,811


NET INCOME 	  5,925,839	13,485,727


NET INCOME ALLOCATION

	Limited Partners	5,859,400	13,336,419
	General Partner                                                                                66,439		149,308


NET INCOME PER UNIT

	Limited Partners	230.44	477.92
	General Partner	230.44	477.92

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
     December 31, 2002	28,091.049	87,947,142	989,099	88,936,241

Net Income	-       	13,336,419	149,308	13,485,727

Redemptions	    (559.017)	 (2,097,528)	          -     	  (2,097,528)

Partners' Capital,
     March 31, 2003	27,532.032	99,186,033	 1,138,407	100,324,440





Partners' Capital,
     December 31, 2003	25,693.866	83,407,424	946,530	84,353,954

Net Income	-       	5,859,400	66,439	5,925,839

Redemptions	    (626.295)	 (2,205,284)	          -     	  (2,205,284)

Partners' Capital,
     March 31, 2004	25,067.571	  87,061,540	 1,012,969	  88,074,509










The accompanying notes are an integral part of these financial statements.


       <table>	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Quarters Ended March 31,

	      2004     	      2003
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	5,925,839	13,485,727
Noncash item included in net income:
	Net change in unrealized	5,547,636	12,802,232

Increase in operating assets:
	Due from Morgan Stanley DW	(118,921)	(55,301)
	Interest receivable (Morgan Stanley DW)	(12,197)	(3,316)

Increase in operating liabilities:
	Accrued administrative expenses	1,736	1,262
	Management fees payable	6,156	20,775
	Accrued incentive fees	            -     	     930,511

Net cash provided by operating activities	  11,350,249	 27,181,890


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	(39,312)	76,293
Redemptions of Units	   (2,205,284)	  (2,097,528)

Net cash used for financing activities	   (2,244,596)	  (2,021,235)

Net increase in cash	9,105,653	25,160,655

Balance at beginning of period	   78,764,319	  80,285,823

Balance at end of period	   87,869,972	  105,446,478





	The accompanying notes are an integral part of these financial statements.


       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.


NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

1.  Organization
Dean Witter Portfolio Strategy Fund L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products.

The Partnership's general partner is Demeter Management
Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS &

       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED_

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

3.  Financial Instruments
The Partnership trades futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED_
The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

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


The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	      on Open Contracts	            Longest Maturities
		  Off-				      Off-
	Exchange-	Exchange-		 Exchange-    Exchange-
Date              Traded 	 Traded 	Total 	  Traded 	  Traded
	   $	   $	  $
Mar. 31, 2004	7,254,094	    (6,575,407)	678,687	    Mar. 2005	  Jun. 2004
Dec. 31, 2003	    2,105,317	     4,121,006	  6,226,323	    Dec. 2004	  Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets,
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $95,124,066 and $80,869,636 at March 31, 2004 and December 31,
2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

       The Partnership's results of operations set forth in the financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income totaling $7,845,193 and expenses totaling $1,919,354, resulting in net income of $5,925,839 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit increased from $3,283.04 at December 31, 2003 to $3,513.48 at March 31, 2004.

The most significant trading gains of approximately 8.2% were recorded in the global interest rate futures markets from long positions in European and U.S. interest rate futures, primarily during January and February. Unimpressive economic data and comments from central banks, such as the European Central Bank and U.S. Federal Reserve, regarding a weak global inflationary environment that did not warrant an increase in interest rates caused bond prices to rally. Additional gains of approximately 4.8% were recorded in the energy markets during February and March from long futures positions in crude oil and its related products. Low market supply, falling inventory levels and a production cut announcement from OPEC caused prices to increase during February. During March, long positions continued to profit as energy prices moved higher amid lower U.S. inventories, heavy demand from China and fears of supply disruptions following the Madrid train bombings. In the agricultural markets, gains of approximately 2.7% were produced from long futures positions in corn, soybeans and soybean-related products. Prices for these commodities finished higher due to increased exports abroad and
       greater demand from Asia. Additional gains of
approximately 1.7% were recorded in the metals markets from long futures positions in copper and silver. Base and precious metals moved higher during the quarter, especially in February, as a lower U.S. dollar value triggered consistent demand from abroad. A portion of the Partnership's overall gains was offset by losses of approximately 10.1% in the currency markets, primarily during March. Short Japanese yen positions against the U.S. dollar incurred the largest losses within this sector as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts of intervention to weaken the yen. Other currency sector losses resulted from short positions in the euro versus the U.S. dollar as the euro's value reversed higher during the final week of March amid market demand sparked by speculation that the European Central Bank would leave interest rates unchanged. Long positions in the Swiss franc versus the U.S. dollar contributed to sector losses during January and February as the dollar strengthened at various points due to expectations for hikes in U.S. interest rates.

For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $16,538,538 and expenses totaling $3,052,811, resulting in net income of $13,485,727 for the quarter ended March 31, 2003. The Partnership's net asset value per Unit increased from $3,166.00 at December 31, 2002 to $3,643.92 at March 31, 2003.
       The most significant trading gains of approximately 6.5%
were recorded in the global interest rate futures markets from long positions in U.S., European, and Japanese interest rate futures as prices trended higher during January and February as investors continued to seek the safe haven of fixed income investments in response to continued uncertainty in global equity markets. Additional gains of approximately 6.5% were recorded in the energy markets during January and February from long positions in natural gas futures as prices increased sharply due to prolonged frigid temperatures in the northeastern and midwestern U.S. Long futures positions in crude oil and its related products resulted in gains as prices trended higher during January and February amid the looming threat of military action against Iraq and an overall decline in inventories. In the currency markets, gains of approximately 2.4% were recorded from long positions in the euro and Australian dollar relative to the U.S. dollar as the value of these currencies strengthened amid weak U.S. economic data and wartime jitters. Smaller gains of approximately 2.1% were recorded in the global stock index markets from short positions in European and Japanese stock index futures as global equity prices declined amid continued political and economic uncertainty. A portion of the Partnership's overall gains was offset by losses of approximately 0.6% in the agricultural markets from short positions in corn futures as prices moved higher in March on supply concerns. Additional losses were recorded from short positions in soybean meal futures
       as prices reversed higher in January amid reports of
declining inventories. Smaller losses of approximately 0.4% were incurred in the metals markets primarily during March from long positions in aluminum futures as prices reversed lower amid muted industrial demand.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.
       The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

       The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

       The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $88 million and $100 million, respectively.

Primary Market			March 31, 2004		March 31, 2003
Risk Category			Value at Risk		Value at Risk

Interest Rate                 (2.98)%	(0.89)%
Currency                      (2.20)	(0.82)
Equity                        (1.24)	(0.43)
Commodity                     (3.32)	(0.75)
Aggregate Value at Risk       (5.06)%	(1.53)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category        High      Low      Average
Interest Rate	(2.98)%	(1.70)%	(2.14)%

Currency 	(4.24)	(1.77)	(2.91)

Equity	(1.24)	(0.67)	(0.90)

Commodity	(3.32)	(2.05)	(2.46)

Aggregate Value at Risk	(5.21)%	(3.49)%	(4.57)%


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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 90% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute
       forward-looking statements within the meaning of Section
27A of the Securities Act and Section 21E of the Securities
Exchange Act.
The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2004 was to the global interest rate complex. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect
       the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at March 31, 2004 was to the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2004, the Partnership's exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The third largest market exposure of the Partnership at March 31, 2004 was primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's primary exposures were to the Euro Stoxx 50 (Europe) and NASDAQ (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
Energy. At March 31, 2004, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in
       these markets result from geopolitical developments,
particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at March 31, 2004 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Manager, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, coffee and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2004 were in euros, Australian dollars and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.


Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey S. Swartz resigned his position as a Director of Demeter.

Ms. Louise M. Wasso-Jonikas, age 50, will become a Director of Demeter once she has registered with the National Futures Association as an associated person, which registration is currently pending. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and Director of Alternative Investments for the Individual Investor Group (IIG) of Morgan Stanley. Ms. Wasso-Jonikas rejoined Morgan Stanley in 1999. Ms. Wasso-Jonikas was Co-Founder and President/Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest private clients and family offices throughout the U.S and abroad
       serving their broad investment and custody needs.  Ms.
Wasso-Jonikas also worked as an Equity Block Trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas' focus is on developing a robust external manager platform utilizing alternative managers for IIG clients, as well as overseeing some of the firm's largest client relationships. Ms. Wasso-Jonikas holds a BA in Economics from Mount Holyoke College and an MBA in Finance from the University of Chicago Graduate School of Business.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, is incorporated by reference to Exhibit A of
the Partnership's prospectus, dated May 12, 1997, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May
13, 1997.
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and John W. Henry and Company, Inc.,
dated as of May 12, 1997, is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-Q for the
quarter ended June 30, 2002 (File No. 0-19046) filed with
the Securities and Exchange Commission on August 12,
2002.
10.01(a)	Amendment to Amended and Restated Management Agreement
between the Partnership and John Henry & Company, dated
November 30, 2000, is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (file No. 0-
19046) filed with the Securities and Exchange Commission
on January 31, 2001.
10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June 22,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-19046) filed with the
Securities and Exchange Commission on November 13, 2001.

10.03		Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No.
0-19046) filed with the Securities and Exchange
Commission on November 13, 2001.
10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May
1, 2000, is incorporated by reference to Exhibit 10.04 of
the Partnership's Form 8-K (File No. 0-19046) filed with
the Securities and Exchange Commission on November
13, 2001.
10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership's Form 8-K (File No.
0-19046) filed with the Securities and Exchange
Commission on November 13, 2001.
10.06	Amendment to Amended and Restated Management Agreement
between the Partnership and John W. Henry & Company,
Inc., dated as of November 30, 2000, is incorporated by
reference to Exhibit 10.01 of the Partnership's Form 8-K
(File No. 0-19046) filed with the Securities and Exchange Commission on January 3, 2001.
10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-19046) filed with the
Securities and Exchange Commission on November 13, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
       pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.
32.02	Certification of Chief Financial Officer of Demeter
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



                        Dean Witter Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 10, 2004            By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer






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




Date:  May 10, 2004         /s/Jeffrey A. Rothman
                               Jeffrey A. Rothman
                               President,
                               Demeter Management Corporation,
                               general partner of the registrant

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








Date:  May 10, 2004            /s/Jeffrey D. Hahn
                                  Jeffrey D. Hahn
                                  Chief Financial Officer,
                                  Demeter Management Corporation,
                                  general partner of the registrant























	            EXHIBIT 32.01



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	 /s/ Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		May 10, 2004



      						 EXHIBIT 32.02



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		May 10, 2004









DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)