Form 10-Q
period 2004-06-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2004-08-12
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of June 30, 2004
	(Unaudited) and December 31, 2003..........................2

	Statements of Operations for the Quarters Ended
	June 30, 2004 and 2003 (Unaudited).........................3

	Statements of Operations for the Six Months
	Ended June 30, 2004 and 2003 (Unaudited)...................4

	Statements of Changes in Partners' Capital for the
	Six Months Ended June 30, 2004 and 2003 (Unaudited)........5

	Statements of Cash Flows for the Six Months Ended
	June 30, 2004 and 2003 (Unaudited).........................6

	Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations.......12-25

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.........................................26-38

Item 4.	Controls and Procedures................................39


PART II. OTHER INFORMATION

Item 5.	Other Information...................................40-41

Item 6.	Exhibits and Reports on Form 8-K....................42-43



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	     June 30,	December 31,
	        2004      	       2003
	           $	          $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	69,964,964	78,764,319

	Net unrealized loss on open contracts (MSIL)	(568,475)	(49,642)
	Net unrealized gain (loss) on open contracts (MS&Co.)	   (4,896,462)	     6,275,965

	     Total net unrealized gain (loss) on open contracts	   (5,464,937)	  6,226,323

	     Total Trading Equity	   64,500,027	84,990,642

Due from Morgan Stanley DW	508,656	253,962
Interest receivable (Morgan Stanley DW)	          45,391	       46,351

	Total Assets	   65,054,074	 85,290,955

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	623,527	606,561
Accrued administrative expenses	204,723	     188,366
Management fees payable	      108,263	     142,074

	Total Liabilities	      936,513	     937,001

Partners' Capital

Limited Partners (24,255.825 and
     25,405.557 Units, respectively)	63,364,401	83,407,424
General Partner (288.309 Units)	        753,160	      946,530

	Total Partners' Capital	    64,117,561 	  84,353,954

	Total Liabilities and Partners' Capital	    65,054,074	  85,290,955


NET ASSET VALUE PER UNIT	         2,612.34	       3,283.04

	The accompanying notes are an integral part of these financial statements.


       <table>	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Quarters Ended June 30,

	      2004   	   2003
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	(14,678,965)	4,173,831
		Net change in unrealized	    (6,143,624)	 (4,255,712)

			Total Trading Results 	(20,822,589)	(81,881)

	Interest income (Morgan Stanley DW)	         145,674	     235,135

			Total  	   (20,676,915)   	     153,254

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,302,496	1,708,752
	Management fees	362,281	517,478
	Transaction fees and costs	92,958	108,052
	Administrative expenses	            26,000	       47,000
	Incentive fee                                                                                      -		       15,642

			Total	      1,783,735	  2,396,924


NET LOSS 	    (22,460,650)	  (2,243,670)


NET LOSS ALLOCATION

	Limited Partners	(22,200,841)	(2,221,375)
	General Partner                                                                             	(259,809)	(22,295)


NET LOSS PER UNIT

	Limited Partners	(901.14)	(84.85)
	General Partner                                                                               (901.14)	(84.85)


	The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Six Months Ended June 30,

	      2004   	   2003
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	(1,442,467)	33,290,784
		Net change in unrealized	   (11,691,260)	 (17,057,944)

			Total Trading Results 	(13,133,727)	16,232,840

	Interest income (Morgan Stanley DW)	         302,005	       458,952

			Total  	   (12,831,722)   	   16,691,792

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	2,659,168	3,140,327
	Management fees	817,470	1,048,057
	Transaction fees and costs	172,418	188,126
	Administrative expenses	50,000      	       99,000
	Incentive fees	            4,033	       974,225

			Total	      3,703,089	  5,449,735


NET INCOME (LOSS)	   (16,534,811)	  11,242,057


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(16,341,441)	11,115,044
	General Partner                                                                             	(193,370)	127,013


NET INCOME (LOSS) PER UNIT
	Limited Partners	(670.70)	393.07
	General Partner	(670.70)	393.07


	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
     December 31, 2002	28,091.049	87,947,142	989,099	88,936,241

Net Income	-       	11,115,044	127,013	11,242,057

Redemptions	  (1,059.217)	 (3,880,074)	   (90,000)	  (3,970,074)

Partners' Capital,
     June 30, 2003	  27,031.832	  95,182,112	 1,026,112	  96,208,224





Partners' Capital,
     December 31, 2003	25,693.866	83,407,424	946,530	84,353,954

Net Loss	-       	(16,341,441)	(193,370)	(16,534,811)

Redemptions	  (1,149.732)	 (3,701,582)                  -		  (3,701,582)

Partners' Capital,
     June 30, 2004	  24,544.134	  63,364,401	    753,160	  64,117,561












The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Six Months Ended June 30,

	      2004     	      2003
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(16,534,811)	11,242,057
Noncash item included in net income (loss):
	Net change in unrealized	11,691,260	17,057,944

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(254,694)	(268,572)
	Interest receivable (Morgan Stanley DW)	960	4,079

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	16,357	12,690
	Management fees payable	      (33,811)	       12,107

Net cash provided by (used for) operating activities	  (5,114,739)	 28,060,305


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	16,966	(32,177)
Redemptions of Units	   (3,701,582)	  (3,970,074)

Net cash used for financing activities	   (3,684,616)	  (4,002,251)

Net increase (decrease) in cash	(8,799,355)	24,058,054

Balance at beginning of period	   78,764,319	  80,285,823

Balance at end of period	  69,964,964	  104,343,877






	The accompanying notes are an integral part of these financial statements.


       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.


NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsidiaries of Morgan Stanley.  John W. Henry & Company, Inc.
(the "Trading Manager") is the trading manager to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on the prevailing rate on U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.



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

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	      on Open Contracts	            Longest Maturities
		  Off-				      Off-
	Exchange-	Exchange-		 Exchange-    Exchange-
Date              Traded 	 Traded 	Total 	  Traded 	  Traded
	   $	   $	  $
Jun. 30, 2004    (2,959,492)   (2,505,445)	 (5,464,937)	   Jun. 2005	  Sep. 2004
Dec. 31, 2003    2,105,317     4,121,006	  6,226,323	    Dec. 2004	  Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and forward contracts, are required, pursuant to regulations of
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $67,005,472 and $80,869,636 at June 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      	    CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co., and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading program to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $20,676,915 and expenses totaling $1,783,735, resulting in a net loss of $22,460,650 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $3,513.48 at March 31, 2004 to $2,612.34 at June 30, 2004.

The most significant trading losses of approximately 13.8% were recorded in the currency markets, primarily from positions in the Japanese yen and British pound versus the U.S. dollar. During April, long positions in the Japanese yen and British pound versus the U.S. dollar incurred losses as the dollar surged following the release of stronger than expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. During May, short positions in both the yen and the pound versus the U.S. dollar experienced losses as the dollar's value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, the currency markets continued to prove difficult for the Partnership as losses were experienced primarily from short positions in the Japanese yen versus the U.S. dollar as better-than-anticipated improvements in
       Japanese economic data and speculation that the Bank of
Japan would move to raise interest rates pushed the yen higher. Additional sector losses resulted from long positions in the British pound versus the U.S. dollar as the dollar reversed higher during the first half of June on early expectations that the U.S. Federal Reserve would be aggressive in raising U.S. interest rates. Further weakness in the pound resulted later in the month due to a lack of signals that the Bank of England would maintain a policy of tightening. Additional Partnership losses of approximately 10.0% stemmed from the global interest rate markets, primarily during April and June, from positions in European, U.S. and Australian interest rate futures. During April, long interest rate futures positions experienced losses as prices tumbled following the release of stronger than expected U.S. jobs data. During June, short positions recorded losses as prices increased during the latter portion of June amid weaker-than-expected U.S. economic reports and the increased likelihood the U.S. Federal Reserve would not aggressively raise interest rates. In the metals markets, losses of approximately 3.7% during April and May from positions in both precious and base metals. During April, long futures positions resulted in losses as the U.S. dollar's move higher and fears of reduced demand from China caused prices to conversely move lower. During May, a weaker U.S. dollar and strong Asian demand helped pull up industrial metals prices. Gold and silver prices also increased as investor interest was reignited by a weaker U.S. dollar and
       fears of potential terrorist attacks.  As a result, short futures positions accounted for sector losses. Further losses of approximately 3.4% were experienced in the global stock index markets, primarily during May, from trading in Japanese and European stock index futures. Long futures positions resulted in losses during the first half of May as global equity prices were negatively impacted by geopolitical concerns and expanding energy prices. Newly established short positions in these markets experienced additional losses as prices rebounded later in May due to a slight pullback in oil prices and strong earnings from technology companies. During May and June, positions in corn and the soybean complex resulted in Partnership losses of approximately 1.5% within the agricultural markets. A portion of the Partnership's overall losses during the second quarter was offset by gains of approximately 4.6% in the energy markets.
Long futures positions in crude oil and its related products achieved gains during April as prices moved higher on fears of potential terrorist activity in Saudi Arabia and news of problems with U.S. refineries. Prices moved higher during May as they surged past $41 a barrel and reached twenty one year highs amid fears of terrorist attacks on Saudi Arabian oil facilities and disruptions in Iraqi oil production. Additional gains were generated from long positions in natural gas futures as prices strengthened due to higher crude oil prices and news of a decrease in supply.

       The Partnership recorded losses net of interest income totaling $12,831,722 and expenses totaling $3,703,089, resulting in a net loss of $16,534,811 for the six months ended June 30, 2004. The Partnership's net asset value per Unit decreased from $3,283.04 at December 31, 2003 to $2,612.34 at June 30, 2004.

The most significant trading losses of approximately 23.0% were recorded in the currency markets from trading in the Japanese yen, British pound, euro, and South African rand, versus the U.S. dollar. During March, short Japanese yen positions against the U.S. dollar incurred losses as the yen reversed higher due to speculation the Bank of Japan was relaxing its efforts of
intervention to weaken the yen.   Other currency sector losses
resulted from short positions in the euro versus the U.S. dollar as the euro's value reversed higher during the final week of March amid market demand sparked by speculation that the European Central Bank would leave interest rates unchanged. During April, long positions in the Japanese yen, British pound and South African rand versus the U.S. dollar incurred losses as the dollar surged during the month following the release of stronger than expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. During May, short positions in the yen, pound, and rand versus the dollar experienced further losses as the dollar's value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of
       weaker than expected economic data.  During June, the currency markets continued to prove difficult for the Partnership as losses were experienced primarily from short positions in the Japanese yen versus the U.S. dollar as better than anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates pushed the yen higher. Additional sector losses resulted from long positions in the British pound versus the U.S. dollar as the dollar reversed higher during the first half of June on early expectations that the U.S. Federal Reserve would be aggressive in raising U.S. interest rates. Further weakness in the pound resulted later in the month due to a lack of signals that the Bank of England would maintain a policy of tightening. Losses of approximately 3.2% were incurred in the global stock index markets, primarily during May, from positions in Japanese and European stock index futures. Global equity prices were negatively impacted during the first half of May by geopolitical concerns and expanding energy prices. Newly established short positions in these markets experienced additional losses as prices rebounded later in May due to a slight pullback in oil prices and strong earnings from technology companies. Partnership losses of approximately 2.6% resulted in the global interest rate markets from futures positions in Japanese and Australian interest rates. During April, long positions incurred losses as prices tumbled following the release of stronger than expected U.S. jobs. During June, short positions in Japanese interest rate futures resulted in losses as
       prices increased later in the month after the Bank of
Japan voted to maintain interest rates close to zero. In the metals markets, losses of approximately 2.1% were recorded during April and May from positions in both precious and base metals. During April, long futures positions resulted in losses as prices moved conversely to the increase in the U.S. dollar, as well as reacted to fears of weakening demand from China. During May, a weaker U.S. dollar and strong Asian demand helped pull up industrial metals prices. Gold and silver prices also increased as investor interest was reignited by a weaker U.S. dollar and fears of potential terrorist attacks. As a result, short futures positions in both base and precious metals accounted for sector losses. A portion of the Partnership's overall losses during the first six months of the year was offset by gains of approximately 9.7% in the energy markets. During February and March, long futures positions in crude oil and its related products benefited as prices increased in response to low market supply, falling inventory levels, a production cut announcement from OPEC, and fears of supply disruptions following the Madrid train bombings. Long futures positions in crude oil and its related products continued to profit during April as prices trended higher on fears of potential terrorist activity in Saudi Arabia and news of problems with U.S. refineries. Prices also moved higher during May as they surged past $41 a barrel and reached twenty one year highs amid fears of terrorist attacks on Saudi Arabian oil facilities and disruptions in Iraqi oil production. Additional
       gains were generated from long positions in natural gas futures as prices strengthened due to higher crude oil prices and news of a decrease in supply. Gains of approximately 1.3% were generated in the agricultural markets, primarily during the first quarter from long futures positions in corn, soybeans and soybean related products as prices finished higher due to increased exports abroad and greater demand from Asia.

For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded revenues including interest income totaling $153,254 and expenses totaling $2,396,924, resulting in a net loss of $2,243,670 for the quarter ended June 30, 2003. The Partnership's net asset value per Unit decreased from $3,643.92 at March 31, 2003 to $3,559.07 at June 30, 2003.

The most significant trading losses of approximately 2.5% were recorded in the metals markets primarily during June from long positions in gold futures as prices declined in response to the rise of the U.S. dollar. In the energy markets, losses of approximately 1.5% were recorded primarily during May from short futures positions in crude oil as prices moved higher amid supply concerns and renewed fears concerning security at Middle Eastern refining facilities. Smaller losses of approximately 1.3% were recorded in the agricultural markets during June from short positions in cotton futures as increased exports and weather-related supply concerns forced prices higher. A portion of the
       Partnership's overall losses was offset by gains of
approximately 1.2% in the global stock index markets recorded during June from long positions in U.S., Japanese, and European stock index futures as equity prices rallied in response to the prospect of lower interest rates and the release of positive economic data. In the currency markets, gains of approximately 0.9% were experienced primarily during April and May from long positions in the euro and Australian dollar versus the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Smaller gains of approximately 0.8% were recorded in the global interest rate futures markets during May from long positions in U.S. interest rate futures as prices trended higher amid speculation of an interest rate cut by the Federal Reserve and lingering doubts concerning a global economic recovery.

The Partnership recorded revenues including interest income totaling $16,691,792 and expenses totaling $5,449,735, resulting in net income of $11,242,057 for the six months ended June 30, 2003. The Partnership's net asset value per Unit increased from $3,166.00 at December 31, 2002 to $3,559.07 at June 30, 2003.

       The most significant trading gains of approximately 7.4%
were recorded in the global interest rate markets from long positions in U.S., European, and Japanese interest rate futures as prices trended higher during January, February, and May amid continued uncertainty in the global equity markets and investor demand for fixed income investments. In the energy markets, gains of approximately 4.9% were recorded primarily during January and February from long positions in natural gas futures as prices trended higher in response to prolonged frigid temperatures in the northeastern and midwestern United States.
In the currency markets, gains of approximately 3.4% were experienced primarily during January, April, and May from long positions in the euro and Australian dollar versus the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid uncertainty regarding the Bush Administration's economic policy, increased tensions between the U.S. and Iraq, and investor preference for non-U.S. dollar denominated assets.
 Additional gains of approximately 3.3% were recorded in the global stock index markets from short positions in European and Japanese stock index futures during January and March as prices moved lower on continuing economic uncertainty and the war in Iraq. Additional gains in the sector were provided during June from long positions in European and Japanese stock index futures as prices rallied amid increased foreign demand for equities, the release of positive economic data, and renewed expectations for a U.S. interest rate cut. A portion of the Partnership's overall
       gains was offset by losses of approximately 2.8% recorded in the metals markets from positions in gold and silver futures as precious metals prices experienced short-term price volatility throughout a majority of the first half of the year. Elsewhere in the metals markets, short positions in aluminum futures resulted in losses during May as prices reversed higher, buoyed by a rebound in U.S. equity prices and hopes for increased industrial demand. Additional losses of approximately 1.9% were experienced in the agricultural futures markets from short positions in corn futures as prices moved without consistent direction during the first six months of the year due to supply and demand concerns prompted by the weather in the crop growing regions of the U.S.

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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and forward contracts are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not
       limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.


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

The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The
       VaR is the appropriate percentile of this distribution.
For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2004 and 2003. At June 30, 2004 and 2003, the Partnership's total capitalization was approximately $64 million and $96 million, respectively.

Primary Market			June 30, 2004		June 30, 2003
Risk Category			Value at Risk		Value at Risk

Currency                    (2.41)% 	(1.77)%
Interest Rate               (1.50)		(1.78)
Equity                      (0.37) 		(0.85)
Commodity                   (2.58) 		(2.05)
Aggregate Value at Risk     (3.70)%		(3.49)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.
       Primary Market Risk Category        High      Low
Average
Currency	(4.24)%	(2.20)%	(3.07)%

Interest Rate	(2.98)	(1.50)	(2.07)

Equity	(1.24)	(0.37)	(0.78)

Commodity	(3.32)	(2.08)	(2.60)

Aggregate Value at Risk	(5.21)%	(3.70)%	(4.62)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:

?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once
       in 100 trading days.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 105% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2004 was to the currency sector. The Partnership's currency
       exposure is to exchange rate fluctuations, primarily
fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At June 30, 2004, the Partnership's exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2004 was to the global interest rate sector. Exposures were primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt
       of smaller countries - e.g., Australia.  Demeter
anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at June 30, 2004 was primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2004, the Partnership's primary exposures were to the NASDAQ (U.S.) and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
Energy. At June 30, 2004, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other
       economic fundamentals.  Significant profits and
losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at June 30, 2004 was to fluctuations in the price of precious metals, such as gold and silver and base metals, such as copper, aluminum, nickel, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager, from time to time, takes positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At June 30, 2004, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposures were to the cotton, coffee, sugar, and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2004 were in euros and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  CONTROLS AND PROCEDURES
  (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

  (b)	There have been no significant changes during the
period covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.
       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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



                        Dean Witter Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 16, 2004         By:/s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)