Form 10-Q
period 2004-09-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2004-11-15
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-19046

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3589337
(State or other jurisdiction of		      (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY							     	   10017
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code  (212) 905-2700

825 Third Avenue, 9th Floor, New York, NY 10022



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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of September 30, 2004
	(Unaudited) and December 31, 2003..........................2

	Statements of Operations for the Three and Nine Months
	Ended September 30, 2004 and 2003 (Unaudited)..............3

	Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)..4

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2004 and 2003 (Unaudited)....................5

	Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations.......12-26

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.........................................27-39

Item 4.	Controls and Procedures................................40


PART II. OTHER INFORMATION

Item 5.	Other Information......................................41

Item 6.	Exhibits and Reports on Form 8-K....................41-43



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	 September 30,	December 31,
	        2004      	       2003
	           $	          $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	57,663,948	78,764,319

	Net unrealized gain on open contracts (MS&Co.)	8,638,671	6,275,965
	Net unrealized loss on open contracts (MSIL)	    (234,491)	      (49,642)

	     Total net unrealized gain on open contracts	    8,404,180	  6,226,323

	     Total Trading Equity	   66,068,128	84,990,642

Due from Morgan Stanley DW	315,662	253,962
Interest receivable (Morgan Stanley DW)	        60,410	       46,351

	Total Assets	  66,444,200	 85,290,955

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	820,053	606,561
Accrued administrative expenses	167,454	     188,366
Management fees payable	     110,646	     142,074

	Total Liabilities	   1,098,153	     937,001

Partners' Capital

Limited Partners (23,377.228 and
     25,405.557 Units, respectively)	64,549,959	83,407,424
General Partner (288.309 Units)	      796,088	      946,530

	Total Partners' Capital	   65,346,047 	  84,353,954

	Total Liabilities and Partners' Capital	  66,444,200	  85,290,955


NET ASSET VALUE PER UNIT	      2,761.23	       3,283.04

	The accompanying notes are an integral part of these financial statements.


       <table> 	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


              For the Three Months                            	For the Nine Months
  	   Ended September 30,	                      Ended September 30,


                                                                                2004   	 2003  	   2004   	    2003
                                                                                  $		$			$		 $
REVENUES
	Trading profit (loss):
		Realized	(8,944,978) 	(17,381,309)	(10,387,445)		15,909,475
		Net change in unrealized	 13,869,117	   12,237,272 	   2,177,857		     (4,820,672)

		   Total Trading Results 	 4,924,139		  (5,144,037)	(8,209,588)		11,088,803

	Interest income (Morgan Stanley DW)	     166,861	        172,231	    468,866		     631,183

		   Total  	   5,091,000	    (4,971,806)	   (7,740,722)		   11,719,986

EXPENSES
	Brokerage commissions
       (Morgan Stanley DW)	1,157,040	1,592,901	3,816,208		4,733,228
	Management fees	 316,315	469,188	1,133,785		1,517,245
	Transaction fees and costs	72,482	117,844	244,900		305,970
	Administrative expenses	27,000	41,000	77,000		140,000
	Incentive fees	         -        	               982	        4,033		        975,207

		   Total 	  1,572,837	    2,221,915	  5,275,926		    7,671,650


NET INCOME (LOSS) 	   3,518,163	   (7,193,721)	   (13,016,648)		    4,048,336


NET INCOME (LOSS) ALLOCATION

	Limited Partners	3,475,235		   (7,115,542)	(12,866,206)		3,999,502
	General Partner 	42,928	(78,179)	(150,442)		48,834


NET INCOME (LOSS) PER UNIT

	Limited Partners	148.89	   (271.16)	(521.81)	121.91
	General Partner	148.89	(271.16)	(521.81)	121.91



	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2004 and 2003
	(Unaudited)




	  Units of
	    Partnership	Limited	  General
	   Interest   	Partners	  Partner	Total
		$	 $	$


Partners' Capital,
     December 31, 2002	28,091.049	87,947,142	989,099	88,936,241

Net Income	-       	3,999,502	48,834	4,048,336

Redemptions	  (1,705.676)	  (6,141,907)	   (90,000)	  (6,231,907)

Partners' Capital,
     September 30, 2003	  26,385.373	  85,804,737	 947,933	  86,752,670





Partners' Capital,
     December 31, 2003	25,693.866	83,407,424	946,530	84,353,954

Net Loss	-       	(12,866,206)	(150,442)	(13,016,648)

Redemptions	  (2,028.329)	  (5,991,259)	     -        	  (5,991,259)

Partners' Capital,
     September 30, 2004	  23,665.537	  64,549,959	 796,088	  65,346,047










The accompanying notes are an integral part of these financial statements.


       <table>
	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Nine Months Ended September 30,

	      2004     	      2003
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(13,016,648)	4,048,336
Noncash item included in net income (loss):
	Net change in unrealized	(2,177,857)	4,820,672

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(61,700)	(443,739)
	Interest receivable (Morgan Stanley DW)	(14,059)	23,903

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	(20,912)	29,377
	Management fees payable	        (31,428)	        (3,475)

Net cash provided by (used for) operating activities	  (15,322,604)	 8,475,074


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable	213,492	105,273
Redemptions of Units	    (5,991,259)	  (6,231,907)

Net cash used for financing activities	   (5,777,767)	  (6,126,634)

Net increase (decrease) in cash	(21,100,371)	2,348,440

Balance at beginning of period	   78,764,319	  80,285,823

Balance at end of period	  57,663,948	 82,634,263






	The accompanying notes are an integral part of these financial statements.

       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.


NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsidiaries of Morgan Stanley.  John W. Henry & Company, Inc.
(the "Trading Manager") is the trading manager to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in market factors;
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	      on Open Contracts	              Longest Maturities
		  Off-				        Off-
	Exchange-	Exchange-		 Exchange-     Exchange-
Date              Traded 	 Traded 	Total 	  Traded 	    Traded
	   $	   $	  $
Sep. 30, 2004    8,648,505     (244,325)		8,404,180	Sep. 2005		 Dec. 2004
Dec. 31, 2003    2,105,317    4,121,006	  	6,226,323	    Dec. 2004	  Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets.
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $66,312,453 and $80,869,636 at September 30, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such

       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading program to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded revenues including interest income totaling $5,091,000 and expenses totaling $1,572,837, resulting in net income of $3,518,163 for the three months ended September 30, 2004. The Partnership's net asset value per Unit increased from $2,612.34 at June 30, 2004 to $2,761.23 at September 30,
2004.

The most significant trading gains of approximately 17.6% stemmed from the energy markets. Long futures positions in crude oil and its related products profited throughout the quarter from supply and geopolitical concerns. Gains of approximately 6.9% were established in the global interest rates markets from profits achieved primarily during August and September. During August, long positions in U.S. and European, interest rate futures resulted in gains as global bond prices were boosted by a surge in oil prices, a drop in equity prices and a conflicted economic outlook caused by a variety of U.S. financial data. During September, long positions in Japanese, European, and U.S. interest rate futures recorded additional gains as global bond prices trended higher in response to advancing energy prices,
       concerns for economic growth and reduced expectations for aggressive increases in future interest rates due to lower global inflation. Smaller gains of approximately 0.3% resulted in the agricultural markets during July from short futures positions in soybeans, soybean-related products, corn, and wheat as agricultural prices trended lower due to ideal weather conditions in the U.S. midwest growing region, reports of increased U.S. inventories and weak export demand. Short futures positions in cotton supplied additional gains as prices steadily declined due to weak export demand and technically-based selling. Long futures positions in sugar also generated gains as prices increased amid technically-based buying and news of a shortage in supply. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 12.8% incurred primarily during July and August in the currency markets. During July, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the dollar advanced amid a jump in July U.S. consumer confidence data. Long positions in European currencies, such as the euro and Swiss franc, in addition to the Australian dollar, versus the U.S. dollar also experienced losses as upbeat market sentiment and an optimistic assessment of the U.S. economy by U.S. Federal Reserve Chairman Alan Greenspan strengthened the U.S. dollar. During August, losses were recorded from euro positions relative to the U.S. dollar as the euro experienced short-term volatility due to conflicting economic data and surging energy prices. Additional losses
       resulted from short Japanese yen and Swiss franc positions as the U.S. dollar's value declined in response to concerns for the rate of U.S. economic growth. In the global stock index markets, losses of approximately 3.1% stemmed from long positions in Japanese, U.S., and European stock index futures. During July, prices reversed lower due to the release of disappointing U.S. employment data, advancing energy prices, and new warnings for potential terrorist attacks. During September, long positions experienced losses as equity prices weakened due to rising energy prices and the release of weak corporate data. Finally, losses of approximately 2.2% resulted in the metals markets, primarily during July and September, from long futures positions in precious and base metals. During July, precious metals prices fell amid a rebound in the U.S. dollar, while a slowdown in demand from China negatively affected prices for industrial metals. During September, long positions in silver futures experienced losses as prices declined following news of strong U.S. employment data.

The Partnership recorded losses net of interest income totaling $7,740,722 and expenses totaling $5,275,926, resulting in a net loss of $13,016,648 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $3,283.04 at December 31, 2003 to $2,761.23 at September 30,
2004.

       The most significant trading losses of approximately 32.4%
were recorded in the currency markets from trading in the Japanese yen, euro, British pound, Swiss franc, and the South African rand, versus the U.S. dollar. During March, short Japanese yen positions incurred losses as the yen reversed higher due to speculation that the Bank of Japan was relaxing its currency intervention efforts. Other losses resulted from short euro positions as the euro's value reversed higher during the final week of March amid market demand sparked by speculation that the European Central Bank would leave interest rates unchanged. During April, long Japanese yen, British pound, and South African rand positions incurred losses as the U.S. dollar surged against most currencies following the release of stronger-than-expected U.S. jobs data. The Japanese yen also came under pressure following weakening efforts by the Japanese government through currency market interventions. During May, short positions in the Japanese yen, British pound, and South African rand experienced further losses as the U.S. dollar's value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, losses were experienced primarily from short Japanese yen positions as it moved higher in response to better-than-anticipated Japanese economic data and speculation for increases in Japanese interest rates. Additional sector losses resulted from long British pound positions against the U.S. dollar as the U.S. dollar reversed higher during June amid expectations that the U.S. Federal Reserve would aggressively raise U.S. interest rates. Further weakness in the British pound resulted later in the month due to a lack of interest rate direction provided by the Bank of England. During July, long Japanese yen positions finished with losses as the U.S. dollar advanced amid a jump in July U.S. consumer confidence data. Long positions in European currencies, such as the euro and Swiss franc, in addition to the Australian dollar, also contributed to sector losses as upbeat market sentiment and an optimistic assessment of the U.S. economy by U.S. Federal Reserve Chairman Alan Greenspan strengthened the U.S. dollar against these currencies. During August, losses were recorded from positions in the euro relative to the U.S. dollar as the euro experienced short-term volatility due to conflicting economic data and surging energy prices. Additional losses resulted from short Japanese yen and Swiss franc positions as the U.S. dollar's value declined in response to concerns for the rate of U.S. economic growth. Losses of approximately 6.2% were incurred in the global stock index markets, primarily during May, from positions in Japanese and European stock index futures. Global equity prices were negatively impacted during the first half of May by geopolitical concerns and expanding energy prices, thus resulting in losses for long positions. Newly established short positions in these markets experienced additional losses as prices rebounded later in May due to a slight pullback in oil prices and strong earnings from technology companies. Long positions in
       Japanese, U.S., and European stock index futures also incurred losses during July and September as prices reversed lower due to the release of disappointing U.S. employment data, advancing energy prices and new warnings for potential terrorist attacks. In the metals markets, losses of approximately 4.2% were recorded during April and May from positions in precious metals. During April, long futures positions resulted in losses as prices moved conversely to the increase in the U.S. dollar, as well as reacted to fears of weakening demand from China. During May, short futures positions experienced losses as gold and silver prices increased amid demand generated by a weaker U.S.
dollar and fears of potential terrorist attacks.    During July
and September, losses were incurred in precious metals as prices fell amid a rebound in the U.S. dollar and news of strong U.S. employment data. A portion of the Partnership's overall losses during the first nine months of the year was offset by gains of approximately 29.0% in the energy markets. Long futures positions in crude oil and its related products achieved gains as prices trended higher throughout the third quarter due to supply concerns and geopolitical worries. During February and March, long futures positions in crude oil and its related products benefited as prices increased in response to low market supply, falling inventory levels, a production-cut announcement from OPEC, and fears of supply disruptions following the Madrid train bombings. During April, long positions benefited as prices trended higher on fears of potential terrorist activity in the
       Middle East and news of problems with U.S. refineries.
Additional gains were generated from long positions in natural gas futures as prices strengthened during the second quarter due to higher crude oil prices and news of a decrease in supply. Gains in the global interest rate markets of approximately 4.1% resulted from long positions in U.S. and European interest rate futures, primarily during January and February, as unimpressive economic data and comments from global central banks regarding weak global inflation caused bond prices to rally. Additional gains during August resulted from advancing bond prices supported by a surge in oil prices, a drop in equity prices, and a conflicted economic outlook. During September, long interest rate futures positions recorded gains as global bond prices trended higher in response to advancing energy prices, concerns for economic growth, and reduced expectations for aggressive increases in future interest rates due to lower global inflation. Smaller gains of approximately 1.5% were achieved in the agricultural markets, primarily during the first quarter, from long futures positions in corn, soybeans, and soybean-related products as prices climbed higher due to increased exports abroad and greater demand from Asia.

For the Three and Nine Months Ended September 30, 2003
The Partnership recorded losses net of interest income totaling $4,971,806 and expenses totaling $2,221,915, resulting in a net loss of $7,193,721 for the three months ended September 30, 2003.
       The Partnership's net asset value per Unit decreased from
$3,559.07 at June 30, 2003 to $3,287.91 at September 30, 2003.

The most significant trading losses of approximately 2.9% were experienced in the currency markets from long positions in the British pound and Australian dollar relative to the U.S. dollar during July, as the value of the U.S. dollar increased amid expectations for a recovery of the U.S. economy following an optimistic outlook unveiled by U.S. Federal Reserve Chairman Alan Greenspan, negative economic data out of Australia and the U.K., and narrowing interest rate differentials between the U.S. and these countries. Additional currency losses were recorded in September from short positions in the British pound and the euro versus the U.S. dollar as the value of the dollar weakened versus most currencies on fears for an unsustainable U.S. economic recovery and concerns regarding the potential impact of a statement by the G-7 countries supporting "more flexible exchange rates." The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Speculation that Britain would raise interest rates also helped the rise of the pound's value. Losses of approximately 2.5% were incurred in the global interest rate markets, primarily during September, from short positions in European interest rate futures as bond prices reversed higher due to renewed skepticism regarding a global economic recovery and lower equity prices. In the agricultural markets, losses of approximately 2.4% were recorded, primarily
       during August, from long sugar futures positions as prices reversed sharply lower in response to speculative selling and weak volume. Additional losses were recorded from positions in cotton futures during July and August as prices moved without consistent direction. Elsewhere in the agricultural markets, losses were incurred from long positions in coffee futures during September as prices reversed lower due to news of an increase in market supply. Additional losses of approximately 2.4% were experienced in the energy markets, primarily in September, from short positions in crude oil futures after prices reversed sharply higher amid news that OPEC would move to reduce production in an effort to stem falling oil prices. A portion of the Partnership's overall losses for the third quarter was offset by gains of approximately 2.1% in the global stock index markets, primarily during August, from long positions in Japanese stock index futures as equity prices drew strength from robust Japanese economic data and overall strength in U.S. equity markets.

The Partnership recorded revenues including interest income totaling $11,719,986 and expenses totaling $7,671,650, resulting in net income of $4,048,336 for the nine months ended September 30, 2003. The Partnership's net asset value per Unit increased from $3,166.00 at December 31, 2002 to $3,287.91 at September 30,
2003.

       The most significant trading gains of approximately 5.5%
were recorded in the global stock index markets from long positions in Japanese stock index futures during June and August as equity prices drew strength from robust Japanese economic data and rising prices in the U.S. equity markets. Elsewhere in the global stock index markets, gains were recorded from long positions in European and U.S. stock index futures, primarily in June and July, as prices trended higher amid positive economic data. In the global interest rate markets, gains of approximately 4.7% were recorded primarily during February and May from long positions in U.S. interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Gains were also recorded during August from short positions in Japanese interest rate futures as prices trended lower amid an improved economic outlook for Japan. Additional gains of approximately 2.4% were experienced in the energy markets, primarily during January and February, from long positions in natural gas futures as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 4.2% in the agricultural markets from positions in cotton futures during August and September as prices moved without consistent direction. Short positions in corn futures incurred additional losses in
       August as prices reversed higher amid supply fears prompted by weak U.S. harvest expectations and weather related concerns. Elsewhere in the agricultural markets, losses were recorded during May and September from long positions in coffee futures as prices reversed lower on speculative selling and news of increased supply. In the metals markets, losses of approximately 2.9% were recorded from positions in gold futures as precious metals prices experienced short-term volatile price movement throughout a majority of the first nine months of the year. Additional losses were incurred from long positions in aluminum futures as prices fell during March, June, August, and September amid muted industrial demand, easing supply concerns, and heavy technically-based selling.

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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily
       maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.
The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices,
       interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques
       and systems capabilities improve.  Please note that the
VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $65 million and $87 million, respectively.

Primary Market		  September 30, 2004   September 30, 2003
Risk Category			Value at Risk		Value at Risk

Interest Rate                (3.42)%	(1.70)%
Currency                     (1.59)		(3.45)
Equity                       (0.65)		(0.67)
Commodity                    (4.51)		(2.08)
Aggregate Value at Risk      (6.31)%	(4.53)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents
       the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category        High      Low      Average
Interest Rate	(3.42)%	(1.50)%	(2.50)%

Currency	(4.24)	(1.59)	(2.61)

Equity	(1.24)	(0.37)	(0.78)

Commodity	(4.51)	(2.41)	(3.20)

Aggregate Value at Risk	(6.31)%	(3.70)%	(5.07)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging
       activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2004 and 2003, and for the four
       quarter-end reporting periods from October 1, 2003 through
September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 86% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2004, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2004 was to the global interest rate sector. Exposures were primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at September 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At September 30, 2004, the Partnership's exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at September 30, 2004 was primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2004, the Partnership's primary exposures were to the Euro Stoxx 50 (Europe), NASDAQ (U.S.), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
Energy. At September 30, 2004, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.  The Partnership's metals exposure at September 30,
2004 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, nickel, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2004, the Partnership had exposure to the markets that comprise
       these sectors.  Most of the exposures were to the
sugar, corn, and coffee markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure The following was the only non-trading risk exposure of the Partnership at September 30, 2004:
Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2004 were in euros and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.




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


       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

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



                        Dean Witter Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 15, 2004       By:/s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)






DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)