Form 10-K
period 2004-12-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2005-03-29
CIK 867495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-19046

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3589337
(State or other jurisdiction of			   	 (I.R.S. Employer
 incorporation or organization)		 	 	 Identification No.)

Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York,  NY                           			 	   10017
(Address of principal executive offices)		 		 (Zip Code)

Registrant?s telephone number, including area code 	    (212) 905-2700


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
    Title of each class 						on which registered

		None								    None

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

State the aggregate market value of the Units of the Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter: $63,364,401 at June 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

       <table> DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2004
                                                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . . .1

Part I .

   Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . .2-5

   Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . .5

   Item 3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . .5

   Item 4.	Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . . . . . .5
Part II.

   Item 5.	Market for the Registrant's Partnership Units
           and Related Security Holder Matters. . . . . . . . . . . .6

   Item 6.	Selected Financial Data. . . . . . . . . . . . . . . . . .7

   Item 7.	Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . . . 8-23

  Item 7A.	Quantitative and Qualitative Disclosures About
           Market Risk. . . . . . . . . . . . . . . . . . . . . .23-36

   Item 8.	Financial Statements and Supplementary Data. . . . . . . 37

   Item 9.	Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . . . . . . 37

  Item 9A.	Controls and Procedures . . . . . . . . . .  . . . . .38-40

  Item 9B.	 Other Information . . . . . . . . . . . . . . . . . . .40-41

Part III.

  Item 10.	Directors and Executive Officers of the Registrant . .42-48

  Item 11. Executive Compensation . . . . . . . . . . . . . .  . . .48

  Item 12. Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . . 49

  Item 13. Certain Relationships and Related Transactions . . . . . 49

  Item 14. Principal Accounting Fees and Services . . . . . .  . 49-51
Part IV.
  Item 15. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . . . . 52-53


              DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

     Partnership's Prospectus dated
     May 12, 1997                                   I

     Annual Report to Dean Witter
     Portfolio Strategy Fund L.P.
     Limited Partners for the year
     ended December 31, 2004                 II, III, and IV





























      	PART I
Item 1.  BUSINESS
(a) General Development of Business. Dean Witter Portfolio Stra-tegy Fund L.P. (the "Partnership") is a Delaware limited partnership organized in 1990 to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership commenced trading operations on February 1, 1991.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. John W. Henry & Company, Inc. (the ?Trading Manager?) is the trading manager to the Partnership.

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2004 was $3,598.35 representing an increase of 9.6 percent from the net asset value per Unit of $3,283.04 at December 31, 2003. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures and forwards on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures and forwards, pursuant to trading instructions provided by its Trading Manager. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated May 12, 1997 (the ?Prospectus?), incorporated by reference in this Form 10-K, set forth below:

  Facets of Business

  1.  Summary                    1.  "Summary of the Prospectus"
                                     (Pages 1-12 of the
                                     Prospectus).

  2.  Futures, Options, and      2.  "Futures, Options, and
      Forwards Markets               Forwards Markets" (Pages
                                     48-52 of the Prospectus).

  3.  Partnership's Commodity    3.  "Investment Programs,
      Trading Arrangements and       Use of Proceeds, and
      Policies                       Trading Policies" (Page
                                     66 of the Prospectus)
                                     and ?The Trading Advisor"
                                     (Pages 55-74 of the
                                     Prospectus).

  4.  Management of the          4.  "The Management Agreement"
      Partnership                    (Pages 76-77 of the
                                     Prospectus). "The
                                     General Partner" (Pages
                                     45-47 of the Prospectus),
                                     "The Commodity Brokers?
                                     (Page 75 of the
                                     Prospectus) and "The
                                     Limited Partnership
                                     Agreement" (Pages 79-82
                                     of the Prospectus).

  5.  Taxation of the Partner-   5.  "Material Federal Income
      ship's Limited Partners        Tax Considerations? and
                                     "State and Local Income
                                     Tax Aspects" (Pages 88-96
                                     of the Prospectus).


(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures and forwards on foreign exchanges.

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an
       internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan
Stanley DW offices utilized by the Partnership are located at 330
Madison Avenue, 8th Floor, New York, NY  10017.

Demeter changed its address in August 2004 from 825 Third Avenue,
9th Floor, New York, NY 10022 to 330 Madison Avenue, 8th Floor,
New York, NY 10017.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED
        SECURITY HOLDER MATTERS

(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2004 was approximately 3,790.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on February 1, 1991. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership?s profits.
       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                     For the Years Ended December 31,
                            2004         2003         2002        2001        2000


Total Trading Results
including interest   	13,717,596 	13,484,883	 31,602,392   3,109,230    15,787,350


Net Income (Loss)     	 6,760,313 	 3,785,066	 19,856,770  (5,224,453)    6,757,737


Net Income (Loss)
Per Unit (Limited
& General Partners) 	    315.31	    117.04	     667.07     (159.79)       238.94


Total Assets  	      84,451,024 	85,290,955   89,797,463   80,268,632   97,229,865


Total Limited
Partners' Capital 		82,610,177	83,407,424   87,947,142   77,929,319   93,758,471


Net Asset Value Per
Unit            		  3,598.35	  3,283.04     3,166.00     2,498.93     2,658.72




       Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the
       daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership?s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments in futures and forwards in subsequent periods. It is not possible
       to estimate the amount, and therefore the impact, of
future  outflows of Units.
There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading program to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.
The Partnership?s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest totaling $13,717,596 and expenses totaling $6,957,283, resulting in net income of $6,760,313 for the year ended December 31, 2004. The Partnership?s net asset value per Unit increased from $3,283.04 at December 31, 2003 to $3,598.35 at December 31, 2004.
Total redemptions for the year were $7,466,653 and the Partner-ship?s ending capital was $83,647,614 at December 31, 2004, a decrease of $706,340 from ending capital at December 31, 2003 of $84,353,954.


The most significant trading gains of approximately 22.6% were recorded in the energy markets from long futures positions in crude oil and its related products. During the first quarter, long positions continued to benefit as prices increased in response to declining supplies, falling inventory levels, a production-cut by OPEC, and fears of supply disruptions following the Madrid train bombings. During April, long positions benefited as prices trended higher on fears of potential terrorist activity in the Middle East and news of refinery problems. During the third quarter, long positions profited as prices continued to trend higher due to supply and geopolitical concerns. Additional gains were generated from long positions in natural gas futures as prices strengthened during the second quarter amid higher crude oil prices and news of decreased supply. Gains of
       approximately 7.9% were recorded in the global interest rate markets from long positions in European and U.S. interest rate futures. Positions profited during the first quarter as unimpressive economic data and weak global inflation caused bond prices to rally. Additional gains resulted during the third quarter from advancing prices supported by a surge in oil prices, a drop in equity prices, and a conflicted U.S. economic outlook. During September, long positions continued to profit as prices trended higher amid strengthening energy prices, concerns for U.S. economic growth, and reduced expectations for higher interest rates. Gains also resulted during the fourth quarter as prices moved higher due to U.S. economic growth concerns. Smaller Partnership gains of approximately 1.2% resulted in the agricultural markets, primarily during the first quarter, from long futures positions in corn, soybeans, and soybean-related products as prices climbed higher due to increased exports abroad and greater demand from Asia. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 11.1% experienced in the currency markets. During March, short Japanese yen positions incurred losses as the yen reversed higher due to speculation that the Bank of Japan relaxed its currency intervention efforts. During April, long yen, British pound, and South African rand positions versus the U.S. dollar incurred losses as the U.S. dollar surged following the release of stronger-than-expected U.S. economic data. The yen also came under pressure following weakening efforts by the Japanese
       government through currency market intervention activity.
 During May, short positions in the yen, pound, and rand experienced further losses as the U.S. dollar?s value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected U.S. economic data. During June, losses were experienced from short yen positions as it moved higher in response to better-than-anticipated Japanese economic data and speculation for increases in Japanese interest rates. Additional losses resulted during June from long pound positions against the U.S. dollar as the U.S. dollar reversed higher during June amid expectations that the U.S. Federal Reserve would aggressively raise U.S. interest rates. During July, long yen positions experienced losses as the U.S. dollar advanced amid a jump in July U.S. consumer confidence data. During August, losses resulted from short yen positions as the U.S. dollar?s value declined amid concerns for U.S. economic growth. During September, short British pound positions versus the U.S. dollar resulted in losses as the U.S. dollar?s value declined because of rising oil prices and continued concern for U.S. economic growth. In the global stock index markets, losses of approximately 6.0% resulted from positions in Japanese and European equity index futures. During the second quarter, geopolitical concerns and expanding energy prices caused global equity prices to fall and long positions to finish with losses. Newly established short positions also experienced losses as prices rebounded amid a decline in oil prices and strong
       corporate earnings.  Long positions also incurred losses during the third quarter as prices reversed lower due to the release of disappointing U.S. employment data, advancing energy prices, and new warnings for potential terrorist attacks. Losses of approximately 3.3% in the metals markets resulted during the second quarter, from long industrial metals futures positions as prices reversed lower amid weakened Asian demand and an increase in the U.S. dollar. Short precious metals positions incurred losses during the second quarter as prices increased amid demand generated by a weaker U.S. dollar and fears of potential terrorist attacks. During the third quarter, losses were also incurred from long precious metals positions as prices fell amid a rebound in the U.S. dollar and news of strong U.S. employment data.

The Partnership recorded total trading results including interest totaling $13,484,883 and expenses totaling $9,699,817, resulting in net income of $3,785,066 for the year ended December 31, 2003. The Partnership's net asset value per Unit increased from $3,166.00 at December 31, 2002 to $3,283.04 at December 31, 2003.
Total redemptions for the year were $8,367,353 and the Partnership's ending capital was $84,353,954 at December 31, 2003, a decrease of $4,582,287 from ending capital at December 31, 2002 of $88,936,241.

       The most significant trading gains of approximately 17.2%
were recorded in the currency markets, primarily during the fourth quarter. The Partnership generated significant gains within the currency sector, especially during December, from long positions in a broad range of currencies versus the U.S. dollar. A confluence of factors including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., the Federal Reserve?s policy of maintaining low interest rates, widening interest rate differentials relative to other countries, and renewed fears of global terrorism all pressured the U.S. dollar?s value lower. The Partnership?s largest gains in currencies were achieved from long positions in the euro, Australian dollar, and Japanese yen. Profits were also recorded in the euro and Australian dollar earlier in the year as the U.S. dollar weakened ahead of the war in Iraq. Gains of approximately 4.4% achieved in the global stock index markets resulted from long positions in European and U.S. stock index futures, primarily in June and July, as prices trended higher amid positive economic data. Long positions in Japanese stock index futures during June and August also supplied gains as equity prices drew strength from robust Japanese economic data and rising prices in the U.S. equity markets. In the metals markets, gains of approximately 1.2% were obtained primarily during December. Long futures positions in base metals supplied gains as copper and nickel prices rose to six and fourteen year highs respectively, benefiting from increased demand from China and the strengthening of the global economy. A portion of the
       Partnership?s overall gains for the year was offset by losses of approximately 5.7% in the agricultural markets from short positions in corn futures during August as prices reversed higher amid supply fears prompted by weak U.S. harvest expectations and weather related concerns. Positions in cotton futures during August and September returned losses as prices moved without consistent direction. Elsewhere in the agricultural markets, smaller losses were recorded during May and September from positions in coffee and during December from positions in sugar. Additional losses of approximately 5.6% were experienced in the energy markets, largely over September and October. During September, the Partnership entered the month with long crude oil and natural gas futures positions that had been profitable in August. Due to an increase in supply, however, energy prices declined sharply over the first half of the month. As a result, losses were incurred on those long positions. Additional losses were incurred over the second portion of the month when the Partnership closed out its long positions and established new short positions, only to see prices rally following an announcement that OPEC would reduce production. During October, the Partnership incurred losses on the trading of natural gas futures. The Partnership entered the month with short natural gas positions, but these positions proved unprofitable as prices rallied during the first part of the month. In response to rising prices, the Partnership reversed its position from short to long, only to see prices decline in the latter part of the month. Additional losses were incurred from short crude oil and heating
       oil futures positions as prices moved higher earlier in the month in response to supply fears spurred by Middle East tensions, as well as strike threats in Nigeria. In the global interest rate markets, losses of approximately 4.7% were incurred primarily in the final four months of the year. Short positions in European and U.S. interest rate futures recorded losses as bond prices reversed higher amid a low interest rate environment, sporadic volatility in global equity markets and the release of positive U.S. economic data that indicated low inflation in the U.S.

The Partnership recorded total trading results including interest totaling $31,602,392 and expenses totaling $11,745,622, resulting in net income of $19,856,770 for the year ended December 31, 2002. The Partnership's net asset value per Unit increased from $2,498.93 at December 31, 2001 to $3,166.00 at December 31, 2002.
Total redemptions for the year were $9,840,636 and the Partnership's ending capital was $88,936,241 at December 31, 2002, an increase of $10,016,134 from ending capital at December 31, 2001 of $78,920,107.

The most significant trading gains of approximately 18.5% were recorded in the currency markets from long positions in the euro, Swiss franc, and Australian dollar relative to the U.S. dollar as the value of the U.S. dollar weakened during the second quarter, as well as in December, amid investors? fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy. Additional gains of approximately
       12.8% were recorded in the global interest rate futures markets from long positions in Japanese, European, and U.S. interest rate futures as prices trended higher during the second and third quarter amid continued uncertainty in the equity markets and negative economic data. Smaller gains of approximately 2.6% were recorded in the global stock index futures markets from short positions in U.S. and European stock index futures as prices continued to trend lower throughout a majority of the year due to suspicions regarding corporate accounting practices, weak U.S. economic data, and geopolitical uncertainty. A portion of the Partnership?s gains was offset by losses of approximately 1.7% in the agricultural futures markets from long positions in cotton futures as prices moved without consistent direction during the third quarter amid shifting supply and demand concerns. Smaller losses were recorded in this market sector from positions in sugar and coffee futures as prices moved erratically throughout most of the year. In the metals futures markets, losses of approximately 1.0% were recorded from positions in aluminum and copper futures as an uncertain economic outlook resulted in trendless price activity throughout most of the year.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2004 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended
       December 31, 2004, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

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

In addition to the Trading Manager's internal controls, the Trading Manager must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Manager and Demeter monitor the Partnership's trading activities to ensure compliance with the
       trading policies and Demeter can require the Trading
Manager to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.


Credit Risk.
In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures and forward contracts, traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker?s customers. In cases where the Partnership trades off-exchange
       forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

Second, the Partnership?s trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.
For additional information, see the ?Financial Instruments? section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to Exhibit 13.01 of in this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

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

       The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partner-ship is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
       15% of contract face value.  Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experiences to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934).  All quantitative disclosures in this section are deemed
       to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.
The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time
       period.  This generates a probability distribution of daily
?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at December 31, 2004 and 2003. At
       both December 31, 2004 and 2003, the Partnership?s total capital-ization was approximately $84 million.

Primary Market          December 31, 2004   December 31, 2003
Risk Category             Value at Risk       Value at Risk
Currency                		(4.85)%            (4.24)%

Interest Rate              	(2.28)             (2.10)

Equity                    	(1.01)             (0.84)

Commodity                	(1.66)             (2.41)

Aggregate Value at Risk    	(6.00)%            (5.21)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2004 VaR set forth above by presenting the Partnership?s high, low, and average VaR,
       as a percentage of total net assets for the four quarter-
end reporting periods from January 1, 2004 through December 31, 2004.

Primary Market Risk Category        High        Low      Average
Currency         				(4.85)%	  (1.59)%   (2.76)%
Interest Rate                      (3.42)	  (1.50)	  (2.54)
Equity                             (1.24)	  (0.37) 	  (0.82)
Commodity                          (4.51)	  (1.66)	  (3.02)
Aggregate Value at Risk          	(6.31)%	  (3.70)%	  (5.27)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or
hedging activities; and can cover a wide range of portfolio
assets.  However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuation applied to current trading positions while future risk depends on future positions;

*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2003, and for the four quarter-end reporting periods during calendar year 2004. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
       The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 69% as of December 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk
       exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at December 31, 2004 was to the currency sector. The Partnership?s currency exposure is to the exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions
       influence these fluctuations. At December 31, 2004, the
Partnership?s exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at December 31, 2004 was to the global interest rate sector. Exposures were primarily spread across the European, Japanese, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by
       the Partnership may range from short to long-term
instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at December 31, 2004 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2004, the Partnership?s primary exposures were to the Euro Stoxx 50 (Europe), NASDAQ (U.S.), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At December 31, 2004, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.
       Natural gas has exhibited volatility in prices
resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At December 31, 2004, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, nickel, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At December 31, 2004, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposures were to the cotton, coffee, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2004:

       Foreign Currency Balances.  The Partnership?s primary foreign currency balances at December 31, 2004 were in euros, British pounds, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Manager, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Supplementary data specified by Item 302 of Regulation S-K:

             Summary of Quarterly Results (Unaudited)


Quarter     Total Trading Results     Net           Net Income/
Ended         including interest   Income/(Loss)  (Loss) Per Unit

2004
March 31        $  7,845,193     $  5,925,839        $ 230.44
June 30          (20,676,915)     (22,460,650)        (901.14)
September 30       5,091,000        3,518,163          148.89
December 31       21,458,318       19,776,961          837.12

Total           $ 13,717,596     $  6,760,313        $ 315.31


2003
March 31        $ 16,538,538     $ 13,485,727        $ 477.92
June 30              153,254       (2,243,670)         (84.85)
September 30      (4,971,806)      (7,193,721)        (271.16)
December 31        1,764,897         (263,270)          (4.87)

Total           $ 13,484,883     $  3,785,066        $ 117.04



Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this annual  report,
the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

     (b)	There have been no material changes during the period
covered by this annual report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management?s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (?Management?) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

       The Partnership?s internal control over financial
reporting includes those policies and procedures that:

*	Pertain to the maintenance of records that, in reasonable
detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

*	Provide reasonable assurance that transactions are recorded
as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership?s transactions are being made only in accordance with authorizations of Management and directors; and

*	Provide reasonable assurance regarding prevention or timely
detection of unauthorized acquisition, use or disposition of the Partnership?s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2004.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an audit report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses unqualified opinions on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2004.

Item 9B.  OTHER INFORMATION
The Board of Directors of Demeter, the general partner of the registrant, approved the engagement of Ernst & Young LLP as the registrant?s principal accountant for tax purposes. Ernst & Young LLP was engaged by the registrant on November 1, 2004.
       Deloitte & Touche LLP will continue as the registrant?s principal accountant and audit the financial statements of the registrant.

There have been no material disagreements with Deloitte & Touche
LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.





       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.


Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Mr. Jeffrey D. Hahn resigned his position as Chief Financial
Officer and Director of Demeter.

Mr. Jeffrey S. Swartz resigned his position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 43, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm?s managed futures department. Mr. Rothman has been with the managed futures department for eighteen years. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

       Mr. Richard A. Beech, age 53, is a Director of Demeter.
Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Futures, Forex & Metals. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Mr. Raymond A. Harris, age 48, is a Director of Demeter. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group (?IIG?), a Board Member of Morgan Stanley DW Inc., and Director of Morgan Stanley Trust. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds. In 1994, he joined the Discover Financial Services division, leading restructuring and product development efforts. Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products and Services for Investment Management. Mr. Harris has an M.B.A. in Finance from the University of Chicago and a B.A. degree from Boston College.
       Mr. Frank Zafran, age 50, is a Director of Demeter. Mr.
Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 39, is a Director of Demeter. Mr. Ketterer is a Managing Director and has had responsibility for managing a number of departments at Morgan Stanley over the years, most recently as head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley?s IIG (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust, Corporate Services, and others). Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to
       the summer of 2002, Mr. Ketterer served as the Chief
Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Todd Taylor, age 42, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager of the Missouri and southern Illinois branch offices in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of IIG Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 35, is a Director of Demeter. Mr. Seugling is a Managing Director at Morgan Stanley and currently serves as Director of Client Solutions for U.S. Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Ms. Louise M. Wasso-Jonikas, age 51, is a Director of Demeter. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and the Director of Alternative Investments for the IIG of Morgan Stanley. Ms. Wasso-Jonikas was Co-Founder, President, and Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest private clients and family offices throughout the U.S. and abroad, serving their broad investment and custody needs. Ms. Wasso-Jonikas also worked as an equity block trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas? focus is on developing a robust external manager platform utilizing alternative managers for Morgan Stanley?s IIG private clients as well as overseeing some of the Morgan Stanley?s largest client relationships. Ms. Wasso-Jonikas holds a B.A. in Economics from
       Mount Holyoke College and an M.B.A in Finance from the
University of Chicago Graduate School of Business.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the IIG at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc., and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

All the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. The entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be ?independent? as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Kevin Perry is the audit committee financial expert.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http:// www.morganstanley.com/ourcommitment/codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.








       Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND
          MANAGEMENT


(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2004, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2004,
Demeter owned 288.309 Units of general partnership interest, representing a 1.24 percent interest in the Partnership.


(c)	Changes in Control ? None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $4,980,851 for the year ended December 31, 2004.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW through the brokerage commissions it pays, as discussed in the
       Notes to Financial Statements in the Annual Report to the
Limited Partners for the year ended December 31, 2004.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s financial statements and reviews of the financial statements included in the Quarterly Reports on Form 10-Q, and in connection with statutory and regulatory filings for the year ended December 31, 2004 were approximately $40,040 and for the year ended December 31, 2003 were $38,030.

(2)	Audit-Related Fees. There were no fees for assurance and
related services rendered by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003.

(3)	Tax Fees.  The aggregate fees for tax compliance services
rendered by Ernst & Young LLP were approximately $30,446 and Deloitte & Touche LLP were $29,559 for the years ended December
31, 2004 and 2003, respectively.

(4)  All Other Fees.  None.

As of the date of this Report, the Board of Directors of Demeter has not adopted pre-approval policies and procedures. As a result, all services provided by Ernst & Young LLP and Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter. Additionally, all services provided by Deloitte & Touche LLP and Ernst & Young LLP must be communicated to the Company Audit Director of Morgan Stanley.


       PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
	   	FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2004, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
?	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2004, 2003, and 2002.

?	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2004 and 2003.

?	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2004, 2003, and
2002.

?	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2004, is not deemed to be filed with this report.

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

                           DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                                (Registrant)

                           BY:  Demeter Management Corporation,
                                General Partner

March 31, 2005             BY: /s/  Jeffrey A. Rothman
                                    Jeffrey A. Rothman,
						   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY: /s/ 	Jeffrey A. Rothman                    		March 31, 2005
	  	Jeffrey A. Rothman, President

    /s/    Richard A. Beech                      		March 31, 2005
           Richard A. Beech, Director

    /s/    Raymond A. Harris   	             		March 31, 2005
           Raymond A. Harris, Director

    /s/    Frank Zafran		           		March 31, 2005
	    	Frank Zafran, Director

    /s/ 	Douglas J. Ketterer                 		March 31, 2005
	 	Douglas J. Ketterer, Director

    /s/	Todd Taylor			                 	March 31, 2005
	  	Todd Taylor, Director

    /s/    William D. Seugling		           		March 31, 2005
	    	William D. Seugling, Director

    /s/	Louise M. Wasso-Jonikas				March 31, 2005
    	 	Louise M. Wasso-Jonikas, Director

    /s/  	Kevin Perry			                 	March 31, 2005
	    	Kevin Perry, Chief Financial Officer




      	EXHIBIT INDEX

ITEM


3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, is incorporated by reference to Exhibit A of the Partnership?s Prospectus, dated May 12, 1997, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May
13, 1997.

10.01	Amended and Restated Management Agreement among the
Partnership, Demeter, and John W. Henry & Company, Inc., dated as of May 12, 1997, is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-19046) filed with the Securities and Exchange Commission on August 12,
2002.

10.01(a)	Amendment to Amended and Restated Management Agreement
between the Partnership and John Henry & Company, dated
November 30, 2000, is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-
19046) filed with the Securities and Exchange Commission on January 31, 2001.

10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November
13, 2001.

10.03	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
19046) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13,
2001.

10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Amendment to Amended and Restated Management Agreement
between the Partnership and John W. Henry & Company,
Inc., dated as of November 30, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form
8-K (File No. 0-19046) filed with the Securities and
Exchange Commission on January 3, 2001.

10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form
8-K (File No. 0-19046) filed with the Securities and
Exchange Commission on November 13, 2001.

13.01	December 31, 2004 Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification by President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes?Oxley Act of 2002.

32.02	Certification by Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                      Portfolio
                                                                       Strategy
                                                                           Fund

            December 31, 2004
            Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is no guarantee of future results.

                                                                                                  INCEPTION-  COMPOUND
                                                                                                   TO-DATE   ANNUALIZED
                     1991    1992  1993 1994  1995 1996 1997 1998 1999  2000 2001  2002 2003 2004   RETURN     RETURN
FUND                  %       %     %    %     %    %    %    %    %     %    %     %    %    %       %          %
-----------------------------------------------------------------------------------------------------------------------
Portfolio Strategy
 Fund.............   27.7    (6.4) 19.9 (5.4) 25.4 25.5 11.3 9.5  (6.9) 9.9  (6.0) 26.7 3.7  9.6    259.8       9.6
                   (11 mos.)
-----------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
ANNUAL REPORT
2004

Dear Limited Partner:

  This marks the fourteenth annual report for the Dean Witter Portfolio Strategy Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $3,283.04 and increased by 9.6% to $3,598.35 on December 31, 2004. The Fund has increased by 259.8% since it began trading in February 1991 (a compound annualized return of 9.6%).

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

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 330 Madison Avenue, 8th Floor, New York, NY 10017 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,
/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
Chairman of the Board of Directors and President
Demeter Management Corporation
General Partner for
Dean Witter Portfolio Strategy Fund L.P.

PORTFOLIO STRATEGY FUND

                                        [CHART]

                    Year ended December 31, 2004
                    ----------------------------
Currencies                    -11.08%
Interest Rates                  7.92%
Stock Indices                  -5.95%
Energies                       22.60%
Metals                         -3.26%
Agriculturals                   1.21%


Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant gains were recorded in the energy markets from long futures positions in crude oil and its related products. During the first quarter, long positions continued to benefit as prices increased in response to declining supplies, falling inventory levels, a production-cut by OPEC, and fears of supply disruptions following the Madrid train bombings. During April, long positions benefited as prices trended higher on fears of potential terrorist activity in the Middle East and news of refinery problems. During the third quarter, long positions profited as prices continued to trend higher due to supply and geopolitical concerns. Additional gains were generated from long positions in natural gas futures as prices strengthened during the second quarter amid higher crude oil prices and news of decreased supply.

.. Gains were also recorded in the global interest rate markets from long positions in European and U.S. interest rate futures. Positions profited during the first quarter as unimpressive economic data and weak global inflation caused bond prices to rally. Additional gains resulted during the third quarter from advancing prices supported by a surge in oil prices, a drop in equity prices, and a conflicted economic outlook. During September, long positions continued to profit as prices trended higher amid strengthening energy prices, concerns for economic growth, and reduced expectations for higher interest rates. Gains also resulted during the fourth quarter as prices moved higher due to economic growth concerns.

PORTFOLIO STRATEGY FUND


.. Relatively smaller gains resulted in the agricultural markets, primarily during the first quarter, from long futures positions in corn, soybeans, and soybean-related products as prices climbed higher due to increased exports abroad and greater demand from Asia.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
..  The most significant losses were experienced in the currency markets. During
   March, short Japanese yen positions incurred losses as the yen reversed higher due to speculation that the Bank of Japan relaxed its currency intervention efforts. During April, long yen, British pound, and South African rand positions versus the U.S. dollar incurred losses as the U.S. dollar surged following the release of stronger-than-expected U.S. economic data. The yen also came under pressure following weakening efforts by the Japanese government through currency market intervention activity. During May, short positions in the yen, pound, and rand experienced further losses as the U.S. dollar's value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, losses were experienced from short yen positions as it moved higher in response to better-than-anticipated Japanese economic data and speculation for increases in Japanese interest rates. Additional losses resulted during June from long pound positions against the U.S.
   dollar as the U.S. dollar reversed higher during June amid expectations that the U.S. Federal Reserve would aggressively raise interest rates. During July, long yen positions experienced losses as the U.S. dollar advanced amid a jump in July U.S. consumer confidence data. During August, losses resulted from short yen positions as the U.S. dollar's value declined amid concerns for U.S. economic growth. During September, short British pound positions versus the U.S. dollar resulted in losses as the U.S. dollar's value declined because of rising oil prices and continued concern for U.S.
   economic growth.

.. Losses in the global stock index markets resulted from positions in Japanese and European equity index futures. During the second quarter, geopolitical concerns and expanding energy prices caused equity prices to fall and long positions to finish with losses. Newly established short positions also experienced losses as prices rebounded amid a decline in oil prices and strong corporate earnings. Long positions also incurred losses during the third quarter as prices reversed lower due to the release of disappointing U.S. employment data, advancing energy prices, and new warnings for potential terrorist attacks.

.. Losses were also experienced in the metals markets. During the second quarter, long industrial metals futures positions experienced losses as prices reversed lower amid weakened Asian demand and an increase in the U.S. dollar. Short precious metals positions incurred losses during the second quarter as prices increased amid demand generated by a weaker U.S. dollar and fears of potential terrorist attacks. During the third quarter, losses were also incurred from long precious metals positions as prices fell amid a rebound in the U.S. dollar and news of strong U.S. employment data.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership"), is responsible for the management of the Partnership.

  Management of Demeter ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

  The Partnership's internal control over financial reporting includes those policies and procedures that:

 . Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

 . Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership's transactions are being made only in accordance with authorizations of Management and directors; and

 . Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2004.

  Deloitte & Touche LLP, the Partnership's independent registered public accounting firm, has issued an audit report on Management's assessment of the Partnership's internal control over financial reporting and on the effectiveness of the Partnership's internal control over financial reporting. This report, which expresses unqualified opinions on Management's assessment and on the effectiveness of the Partnership's internal control over financial reporting, appears under "Report of Independent Registered Public Accounting Firm" on the following page.

New York, New York
March 11, 2005

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

  A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

  Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2004 of the Partnership and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 11, 2005

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Portfolio Strategy Fund L.P. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 11, 2005

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                    ---------------------
                                                       2004       2003
                                                    ---------- ----------
                                                        $          $
                                    ASSETS
     Equity in futures interests trading accounts:
       Cash                                         75,358,098 78,764,319
       Net unrealized gain on open contracts
        (MS&Co.)                                     8,306,807  6,275,965
       Net unrealized gain (loss) on open
        contracts (MSIL)                               346,786    (49,642)
                                                    ---------- ----------
         Total net unrealized gain on open
          contracts                                  8,653,593  6,226,323
                                                    ---------- ----------
         Total Trading Equity                       84,011,691 84,990,642
     Due from Morgan Stanley DW                        346,576    253,962
     Interest receivable (Morgan Stanley DW)            92,757     46,351
                                                    ---------- ----------
         Total Assets                               84,451,024 85,290,955
                                                    ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL

     LIABILITIES
     Redemptions payable                               520,757    606,561
     Accrued administrative expenses                   141,903    188,366
     Management fees payable                           140,750    142,074
                                                    ---------- ----------
         Total Liabilities                             803,410    937,001
                                                    ---------- ----------

     PARTNERS' CAPITAL
     Limited Partners (22,957.780 and
      25,405.557 Units, respectively)               82,610,177 83,407,424
     General Partner (288.309 Units)                 1,037,437    946,530
                                                    ---------- ----------
         Total Partners' Capital                    83,647,614 84,353,954
                                                    ---------- ----------
         Total Liabilities and Partners' Capital    84,451,024 85,290,955
                                                    ========== ==========

     NET ASSET VALUE PER UNIT                         3,598.35   3,283.04
                                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                         -----------------------------------
                                            2004        2003         2002
                                         ----------  ----------  -----------
                                             $           $            $
  INVESTMENT INCOME
    Interest income (Morgan Stanley DW)     719,231     768,713    1,084,785
                                         ----------  ----------  -----------

  EXPENSES
    Brokerage commissions
     (Morgan Stanley DW)                  4,980,851   6,223,889    5,079,251
    Management fees                       1,554,188   1,924,277    1,709,477
    Transaction fees and costs              310,496     397,444      254,171
    Administrative expenses                 105,000     179,000      181,000
    Incentive fees                            6,748     975,207    4,521,723
                                         ----------  ----------  -----------
     Total Expenses                       6,957,283   9,699,817   11,745,622
                                         ----------  ----------  -----------

  NET INVESTMENT LOSS                    (6,238,052) (8,931,104) (10,660,837)
                                         ----------  ----------  -----------

  TRADING RESULTS
  Trading profit (loss):
    Realized                             10,571,095  15,621,964   26,053,334
    Net change in unrealized              2,427,270  (2,905,794)   4,464,273
                                         ----------  ----------  -----------
     Total Trading Results               12,998,365  12,716,170   30,517,607
                                         ----------  ----------  -----------

  NET INCOME                              6,760,313   3,785,066   19,856,770
                                         ==========  ==========  ===========
  NET INCOME ALLOCATION:
  Limited Partners                        6,669,406   3,737,635   19,623,459
  General Partner                            90,907      47,431      233,311

  NET INCOME PER UNIT:
  Limited Partners                           315.31      117.04       667.07
  General Partner                            315.31      117.04       667.07

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                           UNITS OF
                          PARTNERSHIP  LIMITED     GENERAL
                           INTEREST    PARTNERS    PARTNER      TOTAL
                          ----------- ----------  ---------  ----------
                                          $           $           $
       Partners' Capital,
       December 31, 2001  31,581.572  77,929,319    990,788  78,920,107
       Net income             --      19,623,459    233,311  19,856,770
       Redemptions        (3,490.523) (9,605,636)  (235,000) (9,840,636)
                          ----------  ----------  ---------  ----------
       Partners' Capital,
       December 31, 2002  28,091.049  87,947,142    989,099  88,936,241
       Net income             --       3,737,635     47,431   3,785,066
       Redemptions        (2,397.183) (8,277,353)   (90,000) (8,367,353)
                          ----------  ----------  ---------  ----------
       Partners' Capital,
       December 31, 2003  25,693.866  83,407,424    946,530  84,353,954
       Net income             --       6,669,406     90,907   6,760,313
       Redemptions        (2,447.777) (7,466,653)     --     (7,466,653)
                          ----------  ----------  ---------  ----------
       Partners' Capital,
       December 31, 2004  23,246.089  82,610,177  1,037,437  83,647,614
                          ==========  ==========  =========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF CASH FLOWS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                       -----------------------------------
                                          2004        2003         2002
                                       ----------  ----------  -----------
                                           $           $            $
    CASH FLOWS FROM
     OPERATING ACTIVITIES
    Net income                          6,760,313   3,785,066   19,856,770
    Noncash item included in net
     income:
      Net change in unrealized         (2,427,270)  2,905,794   (4,464,273)
    (Increase) decrease in operating
     assets:
      Due from Morgan Stanley DW          (92,614)     45,772     (209,943)
      Interest receivable
       (Morgan Stanley DW)                (46,406)     33,438       19,134
    Increase (decrease) in operating
     liabilities:
      Accrued administrative expenses     (46,463)     37,922        6,825
      Management fees payable              (1,324)     (7,587)      15,897
                                       ----------  ----------  -----------
    Net cash provided by operating
     activities                         4,146,236   6,800,405   15,224,410
                                       ----------  ----------  -----------

    CASH FLOWS FROM
     FINANCING ACTIVITIES
    Increase (decrease) in
     redemptions payable                  (85,804)     45,444     (510,025)
    Redemptions of Units               (7,466,653) (8,367,353)  (9,840,636)
                                       ----------  ----------  -----------
    Net cash used for financing
     activities                        (7,552,457) (8,321,909) (10,350,661)
                                       ----------  ----------  -----------

    Net increase (decrease) in cash    (3,406,221) (1,521,504)   4,873,749

    Balance at beginning of period     78,764,319  80,285,823   75,412,074
                                       ----------  ----------  -----------

    Balance at end of period           75,358,098  78,764,319   80,285,823
                                       ==========  ==========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2004 PARTNERSHIP NET ASSETS: $83,647,614                                 $              %              $               %
Commodity                                                              838,079         1.00           988,980         1.18
Equity                                                                 306,502         0.37          (359,609)       (0.43)
Foreign currency                                                     7,560,466         9.04*         (151,864)       (0.18)
Interest rate                                                         (319,373)       (0.38)          (93,022)       (0.11)
                                                                     ---------        -----        ----------        -----
  Grand Total:                                                       8,385,674        10.03           384,485         0.46
                                                                     =========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2003 PARTNERSHIP NET ASSETS: $84,353,954
Commodity                                                            2,722,638         3.23          (126,085)       (0.15)
Equity                                                                 518,607         0.61          (780,363)       (0.93)
Foreign currency                                                     4,301,904         5.10*         (180,896)       (0.21)
Interest Rate                                                          (65,928)       (0.08)          (72,695)       (0.08)
                                                                     ---------        -----        ----------        -----
  Grand Total:                                                       7,477,221         8.86        (1,160,039)       (1.37)
                                                                     =========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2004 PARTNERSHIP NET ASSETS: $83,647,614                                $
Commodity                                                           1,827,059
Equity                                                                (53,107)
Foreign currency                                                    7,408,602
Interest rate                                                        (412,395)
                                                                    ---------
  Grand Total:                                                      8,770,159

  Unrealized Currency Loss                                           (116,566)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    8,653,593
                                                                    =========

2003 PARTNERSHIP NET ASSETS: $84,353,954
Commodity                                                           2,596,553
Equity                                                               (261,756)
Foreign currency                                                    4,121,008
Interest Rate                                                        (138,623)
                                                                    ---------
  Grand Total:                                                      6,317,182

  Unrealized Currency Loss                                            (90,859)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    6,226,323
                                                                    =========

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited
("MSIL"). Demeter, Morgan Stanley DW, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley.
  John W. Henry & Company, Inc. ("JWH") is the trading manager for the Partnership.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

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

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a prevailing rate for U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on Futures Interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In December 2003, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose the number of contracts, the contracts' expiration dates, and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for net investment income/(losses), expenses before and after incentive fees, and net income/(losses) based on average net assets, and ratios for total return before and after incentive fees based on average units outstanding to be disclosed in Financial Highlights. SOP 03-4 was effective for fiscal years ending after December 15, 2003.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

Stanley DW, MS&Co., and MSIL to be used as margin for trading; and (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value.
  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's Statements of Financial Condition.
  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

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

OPERATING EXPENSES. The Partnership bears all expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter and/or Morgan Stanley DW bear all other operating expenses.

REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon five business days advance notice by redemption form to Demeter. -

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date. Demeter does not intend to make any distributions of the Partnership's profits.

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

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership's reported net income
(loss).

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

--------------------------------------------------------------------------------
3. TRADING MANAGER
Compensation to JWH consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The Partnership pays a management fee equal to 1/6 of 1% per month (a 2% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.

INCENTIVE FEE. The Partnership pays a quarterly incentive fee equal to 20% of the Partnership's new appreciation of its Net Assets as of the end of each

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

calendar quarter. New appreciation represents the amount by which Net Assets are increased by profits from futures and forwards trading that exceed losses after brokerage commissions, management fees, transaction fees and costs, and administrative expenses are deducted. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a limited partner redeems an investment, the incentive fee (if earned through a redemption date) is paid to JWH on those redemptions in the month of such redemptions.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.
  The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and
Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

as a financial instrument or other contract that has all three of the following characteristics:

(1) One or more underlying notional amounts or payment provisions;

(2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

(3) Terms require or permit net settlement.

  Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors, and collars.
  The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

                    NET UNREALIZED GAINS
                      ON OPEN CONTRACTS         LONGEST MATURITIES
                ----------------------------- -----------------------
                            OFF-
                EXCHANGE- EXCHANGE-           EXCHANGE- OFF-EXCHANGE-
           YEAR  TRADED    TRADED     TOTAL    TRADED      TRADED
           ---- --------- --------- --------- --------- -------------
                    $         $         $
           2004 1,244,992 7,408,601 8,653,593 Dec. 2005   Mar. 2005
           2003 2,105,317 4,121,006 6,226,323 Dec. 2004   Mar. 2004

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $76,603,090 and $80,869,636 at December 31, 2004 and 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2004:   $3,283.04
                                                     ---------
                 NET OPERATING RESULTS:
                   Interest Income                       29.45
                   Expenses                            (284.85)
                   Realized Profit                      471.33
                   Unrealized Profit                     99.38
                                                     ---------
                   Net Income                           315.31
                                                     ---------
                 NET ASSET VALUE, DECEMBER 31, 2004: $3,598.35
                                                     =========
                 RATIOS TO AVERAGE NET ASSETS:
                   Net Investment Loss                  (8.1)%
                   Expenses before incentive fees        9.1 %
                   Expenses after incentive fees         9.1 %
                   Net Income                            8.8 %

                 TOTAL RETURN BEFORE INCENTIVE FEES      9.6 %
                 TOTAL RETURN AFTER INCENTIVE FEES       9.6 %
                 INCEPTION-TO-DATE RETURN              259.8 %
                 COMPOUND ANNUALIZED RETURN              9.6 %

                    Demeter Management Corporation
                    330 Madison Avenue, 8th Floor
                    New York, NY 10017

                             [LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper
                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA