Form 10-Q
period 2005-03-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2005-05-16
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	March 31, 2005




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Statements of Financial Condition as of March 31, 2005
	(Unaudited) and December 31, 2004..........................2

	Statements of Operations for the Quarters
	Ended March 31, 2005 and 2004 (Unaudited)..................3

	Statements of Changes in Partners? Capital for the
	Quarters Ended March 31, 2005 and 2004 (Unaudited) ........4

	Statements of Cash Flows for the Quarters Ended
	March 31, 2005 and 2004 (Unaudited)........................5

	Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations.......12-21

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.........................................22?34

Item 4.	Controls and Procedures................................35


PART II. OTHER INFORMATION

Item 5.	Other Information......................................36

Item 6.	Exhibits............................................36-38



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	    March 31,	December 31,
	        2005      	       2004
	           $	          $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	63,802,430	75,358,098

	Net unrealized gain on open contracts (MS&Co.)	     1,950,211	    8,306,807
	Net unrealized gain on open contracts (MSIL)	    791,314	      346,786

	     Total net unrealized gain on open contracts	  2,741,525	   8,653,593

	     Total Trading Equity	   66,543,955	84,011,691

Due from Morgan Stanley DW	323,837	346,576
Interest receivable (Morgan Stanley DW)	      117,538	        92,757

	Total Assets	 66,985,330	 84,451,024

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	761,607	520,757
Accrued administrative expenses	155,019	     141,903
Management fees payable	      111,608	     140,750

	Total Liabilities	   1,028,234	     803,410

Partners? Capital

Limited Partners (22,358.951 and
   22,957.780 Units, respectively)	65,117,435	82,610,177
General Partner (288.309 Units)	       839,661	      1,037,437

	Total Partners? Capital	   65,957,096 	  83,647,614

	Total Liabilities and Partners? Capital	   66,985,330	  84,451,024


NET ASSET VALUE PER UNIT	       2,912.37	       3,598.35

	The accompanying notes are an integral part of these financial statements.


       <table> 	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	      For the Quarters Ended March 31,


                                                                         		         2005    	      2004
                                                                               	                      $		         $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   308,743			      156,331

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		1,272,073	1,356,672
	Management fees	      	    345,136	  455,189
	Transaction fees and costs		69,472	79,460
	Administrative expenses		34,000	24,000
	Incentive fee		        ?            	            4,033

		   Total Expenses		   1,720,681	     1,919,354

NET INVESTMENT LOSS	                                                (1,411,938)	    (1,763,023)

TRADING RESULTS
Trading profit (loss):
	Realized			 (8,583,968)	13,236,498
	Net change in unrealized		   (5,912,068)	    (5,547,636)

		    Total Trading Results		  (14,496,036)	     7,688,862

NET INCOME (LOSS)	                                                     (15,907,974)	        5,925,839

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                             		          (15,710,198)	   5,859,400
	General Partner                                                              		 (197,776)	 66,439

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		                   (685.98)	230.44
	General Partner                                                   		                   (685.98)     	230.44





	The accompanying notes are an integral part of these financial statements.



       <table> DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




	  Units of
	    Partnership	Limited	  General
	   Interest   	Partners	  Partner	Total
		$	 $	$


Partners? Capital,
     December 31, 2003	25,693.866	83,407,424	946,530	84,353,954

Net Income	?       	5,859,400	 66,439	5,925,839

Redemptions	     (626.295)	  (2,205,284)	     ?        	  (2,205,284)

Partners? Capital,
     March 31, 2004	  25,067.571	  87,061,540	 1,012,969	  88,074,509




Partners? Capital,
     December 31, 2004	23,246.089	82,610,177	1,037,437	83,647,614

Net Loss	?       	(15,710,198)	(197,776)	(15,907,974)

Redemptions	     (598.829)	  (1,782,544)	     ?        	  (1,782,544)

Partners? Capital,
     March 31, 2005	  22,647.260	  65,117,435	   839,661	  65,957,096










The accompanying notes are an integral part of these financial statements.



       <table>	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Quarters Ended March 31,

	      2005     	      2004
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(15,907,974)	5,925,839
Noncash item included in net income (loss):
	Net change in unrealized	5,912,068	5,547,636

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	22,739	(118,921)
	Interest receivable (Morgan Stanley DW)	(24,781)	(12,197)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	13,116	1,736
	Management fees payable	          (29,142)	          6,156

Net cash provided by (used for) operating activities	  (10,013,974)	  11,350,249


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	   (1,541,694)	  (2,244,596)

Cash used for financing activities	   (1,541,694)	  (2,244,596)

Net increase (decrease) in cash	(11,555,668)	9,105,653

Balance at beginning of period	   75,358,098	  78,764,319

Balance at end of period	  63,802,430	 87,869,972






	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.


NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Portfolio Strategy Fund L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Dean Witter Portfolio Strategy Fund L.P. is a Delaware limited partnership organized in 1990 to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. John W. Henry & Company, Inc. (the ?Trading Manager?) is the trading manager to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which may significantly influence the market value of these contracts, including interest rate volatility.

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses)
	      on Open Contracts	              Longest Maturities
		  Off-				        Off-
	Exchange-	Exchange-		 Exchange-     Exchange-
Date              Traded 	 Traded 	Total 	  Traded 	    Traded
	   $	   $	  $
Mar. 31, 2005	4,857,863	(2,116,338)	2,741,525	Mar. 2006		 Jun. 2005
Dec. 31, 2004    1,244,992	    7,408,601	    	8,653,593    Dec. 2005	  Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $68,660,293 and $76,603,090 at March 31, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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


       Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         	    CONDITION AND RESULTS OF OPERATIONS


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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures and forwards in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading program to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during
       the period in question.  Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(14,187,293) and expenses totaling $1,720,681, resulting in a net loss of $15,907,974 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $3,598.35 at December 31, 2004 to $2,912.37 at March 31, 2005.

The most significant trading losses of approximately 19.1% were incurred in the currency markets throughout the quarter from long positions in a variety of foreign currencies versus the U.S. dollar. During January, long European currency and Japanese yen positions against the U.S. dollar resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in the U.S. trade deficit numbers from November, and speculation for higher U.S. interest rates. The U.S. dollar also advanced in response to speculation that the Chinese government would postpone its revaluation of the Chinese yuan for the future. During February, currency sector losses stemmed from long yen positions early in the month as the U.S. dollar?s value touched a two-month high against the yen due to positive sentiment for the Bush Administration?s budget proposal. Relaxed speculation that China would revalue its currency following the Group of Seven (?G-7 countries?) meetings also boosted the U.S. dollar. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Further losses during February were recorded from newly established short yen positions, as well as from existing short European currency positions, against the U.S. dollar, as the U.S. dollar weakened due to concerns for the considerable U.S. Current-Account deficit as expressed by Federal Reserve Chairman Alan Greenspan. The U.S. dollar weakened further due to a larger-than-expected drop in January?s leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, losses resulted from long European currency positions versus the U.S. dollar after the U.S. dollar reversed sharply higher in response to an increase in U.S. interest rates and concerns for inflation. Additional losses of approximately 4.2% in the global interest rate markets were recorded during February and March. Long positions in European interest rate futures experienced losses during February as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. During March, short positions in European and Japanese interest rate futures experienced additional losses due to higher prices resulting from overall weakness in global equity markets and the emergence of poor Japanese economic data that signaled the potential for another recession in that country. Losses of approximately 2.1% recorded
       in the metals markets were incurred throughout the quarter from positions in precious metals futures. Long positions during January recorded losses after prices weakened amid renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. Losses recorded during February stemmed from short precious metals futures positions after prices advanced amid speculative buying spurred by U.S. dollar weakness. During March, long futures positions in precious metals incurred losses after prices declined amid renewed U.S. dollar strength.
A portion of the Partnership?s overall losses was offset by gains of approximately 5.4% recorded in the energy markets, primarily during February and March, from long futures positions in crude oil and its related products. During February, long futures positions benefited as prices climbed higher in response to International Energy Agency announcements alerting to possible supply reductions caused by increased demand from China. Fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and the perception that OPEC was intent on maintaining higher price levels also boosted prices. During March, long positions profited from rising prices bolstered by OPEC?s announcements for no increases in output. Also boosting prices was an Energy Information Administration report that stated U.S. inventories of gasoline and heating oil measured significantly lower-than-expected. The weaker U.S. dollar value also triggered crude oil demand from countries such as Japan and China. Finally, prices soared at the
       end of March after Goldman Sachs analysts warned that oil prices could reach $105 a barrel in the future. Additional sector gains were achieved from long futures positions in natural gas as prices advanced in tandem with crude oil prices. Gains of approximately 0.3% were achieved in the global stock index markets, during February, from long positions in Pacific Rim and European equity index futures as equity prices moved higher amid successful elections in Iraq and lower-than expected U.S. unemployment data. Long positions in Pacific Rim equity index futures continued to profit as prices advanced after positive economic data reflected the potential for future economic growth in the Far East. Finally, stronger-than-expected growth in U.S. Gross Domestic Product pushed global stocks higher as investors welcomed the benefits of an improving economy. Finally, Partnership gains of approximately 0.3% were recorded in the agricultural markets during January and March from long futures positions in coffee as prices rose amid support from speculative buying and concerns for dry weather in Brazilian growing regions.

For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $7,845,193 and expenses totaling $1,919,354, resulting in net income of $5,925,839 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit increased from $3,283.04 at December 31, 2003 to $3,513.48 at March 31,
2004.

The most significant trading gains of approximately 8.2% were recorded in the global interest rate futures markets from long positions in European and U.S. interest rate futures, primarily during January and February. Unimpressive economic data and comments from central banks, such as the European Central Bank and U.S. Federal Reserve, regarding a weak global inflationary environment that did not warrant an increase in interest rates caused bond prices to rally. Additional gains of approximately 4.8% were recorded in the energy markets during February and March from long futures positions in crude oil and its related products. Low market supply, falling inventory levels, and a production cut announcement from OPEC caused prices to increase during February. During March, long positions continued to profit as energy prices moved higher amid lower U.S. inventories, heavy demand from China, and fears of supply disruptions following the Madrid train bombings. In the agricultural markets, gains of approximately 2.7% were produced from long futures positions in corn, soybeans, and soybean-related products. Prices for these commodities finished higher due to increased exports abroad and greater demand from Asia. Additional gains of approximately 1.7% were recorded in the metals markets from long futures positions in copper and silver. Base and precious metals moved higher during the quarter, especially in February, as a lower U.S. dollar value triggered consistent demand from abroad. A portion of the Partnership?s overall gains was offset by losses of
       approximately 10.1% in the currency markets, primarily during March. Short Japanese yen positions against the U.S. dollar incurred the largest losses within this sector as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts of intervention to weaken the yen. Other currency sector losses resulted from short positions in the euro versus the U.S. dollar as the euro?s value reversed higher during the final week of March amid market demand sparked by speculation that the European Central Bank would leave interest rates unchanged. Long positions in the Swiss franc versus the U.S. dollar contributed to sector losses during January and February as the dollar strengthened at various points due to expectations for hikes in U.S. interest rates.

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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance
       of the cash balance in a custody account held at Morgan
Stanley DW for the benefit of MS & Co.
The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques
       and systems capabilities improve.  Please note that the
VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $66 million and $88 million, respectively.

Primary Market		     March 31, 2005     March 31, 2004
Risk Category			Value at Risk		Value at Risk

Currency                     (3.23)% 	(2.20)%
Interest Rate                (1.65)		(2.98)
Equity                       (0.87)		(1.24)
Commodity                    (4.68)		(3.32)
Aggregate Value at Risk      (5.85)	%	(5.06)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market
       categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.
Because the business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category        High      Low      Average
Currency	(4.85)%	(1.59)%	(3.02)%

Interest Rate	(3.42)	(1.50)	(2.21)

Equity	(1.01)	(0.37)	(0.72)

Commodity	(4.68)	(1.66)	(3.36)

Aggregate Value at Risk	(6.31)%	(3.70)%	(5.46)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the
       methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic
       risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 93% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2005, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2005, the Partnership?s exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2005 was to the global interest rate sector. Exposure was primarily spread across the U.S., Japanese, European, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s
       profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2005, the Partnership had market exposure to the equity sector. Exposure was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2005, the Partnership?s primary exposures were to the Euro Stoxx 50 (Europe), NASDAQ (U.S.), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
       Energy.  At March 31, 2005, the Partnership had
market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At March 31, 2005, the Partnership had market exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, nickel and zinc, and precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2005, the Partnership had market exposure to the markets that comprise
       these sectors.  Most of the exposures were to the
cotton, coffee, sugar, and soybean markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets. Qualitative Disclosures Regarding Non-Trading Risk Exposure The following was the only non-trading risk exposure of the Partnership at March 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in Japanese yen, euros, British pounds, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules
13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.

Item 6.  EXHIBITS

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

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        Dean Witter Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 16, 2005            By:/s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




















DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)