Form 10-Q
period 2005-06-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2005-08-15
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of June 30, 2005
	(Unaudited) and December 31, 2004..........................2

	Statements of Operations for the Three and Six Months
	Ended June 30, 2005 and 2004 (Unaudited)...................3

	Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2005 and 2004 (Unaudited) .......4

	Statements of Cash Flows for the Six Months Ended
	June 30, 2005 and 2004 (Unaudited) ........................5

	Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations.......12-27

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.........................................28?40

Item 4.	Controls and Procedures................................41


PART II. OTHER INFORMATION

Item 5.	Other Information......................................42

Item 6.	Exhibits............................................42-43



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	    June 30,	December 31,
	        2005      	       2004
	           $	          $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	58,446,579	75,358,098

	Net unrealized gain on open contracts (MS&Co.)	     5,315,068	    8,306,807
	Net unrealized gain (loss) on open contracts (MSIL)	     (298,584)	      346,786

	     Total net unrealized gain on open contracts	   5,016,484	   8,653,593

	     Total Trading Equity	63,463,063   	84,011,691

Due from Morgan Stanley DW	255,265	346,576
Interest receivable (Morgan Stanley DW)	      110,359	        92,757

	Total Assets	 63,828,687	 84,451,024

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	313,533	520,757
Accrued administrative expenses	134,812	     141,903
Management fees payable	      106,333	     140,750

	Total Liabilities	        554,678	     803,410

Partners? Capital

Limited Partners (21,731.978 and
   22,957.780 Units, respectively)	62,445,570	82,610,177
General Partner (288.309 Units)	        828,439	      1,037,437

	Total Partners? Capital	   63,274,009 	  83,647,614

	Total Liabilities and Partners? Capital	   63,828,687	  84,451,024


NET ASSET VALUE PER UNIT	       2,873.44	       3,598.35

	The accompanying notes are an integral part of these financial statements.


	       <table>  DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



           For the Three Months                          For the Six Months
              Ended June 30,                                Ended June 30,


                      2005   	               2004    	         2005   	    2004
                          $	                         $		              $	 $

INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	     328,942		     145,674	   637,685
302,005

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	1,101,129	1,302,496	2,373,202	2,659,168
	Management fees	310,370      	    362,281	655,506	   817,470
	Transaction fees and costs	60,990	92,958	130,462	172,418
	Administrative expenses	35,000	26,000	69,000	50,000
	Incentive fee	         ?        	        ?            	        ?        	           4,033

		   Total Expenses 	    1,507,489	   1,783,735	   3,228,170	     3,703,089

NET INVESTMENT LOSS 	   (1,178,547)	  (1,638,061)	  (2,590,485)	   (3,401,084)

TRADING RESULTS
Trading profit (loss):
	Realized	(2,067,149) 	(14,678,965)	(10,651,117)	(1,442,467)
	Net change in unrealized	    2,274,959	   (6,143,624) 	   (3,637,109)	     (11,691,260)

		   Total Trading Results	       207,810	  (20,822,589)	   (14,288,226)	  (13,133,727)

NET LOSS	      (970,737)	  (22,460,650)	(16,878,711)	 (16,534,811)

NET LOSS ALLOCATION

	Limited Partners	(959,515)	  (22,200,841)	(16,669,713)	(16,341,441)
	General Partner 	(11,222)	(259,809)		  (208,998)	(193,370)


NET LOSS PER UNIT

	Limited Partners                                                  	(38.93)              (901.14)	              (724.91)	(670.70)
	General Partner                                                   	(38.93)              (901.14)	              (724.91)	(670.70)



	The accompanying notes are an integral part of these financial statements.

       <table>
DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)



	  Units of
	    Partnership	Limited	  General
	   Interest   	Partners	  Partner	Total
		$	 $	$


Partners? Capital,
     December 31, 2003	25,693.866	83,407,424	946,530	84,353,954

Net Loss	?       	(16,341,441)	(193,370)	(16,534,811)

Redemptions	  (1,149.732)	 (3,701,582)                  ?		  (3,701,582)

Partners? Capital,
     June 30, 2004	  24,544.134	  63,364,401	    753,160	  64,117,561





Partners? Capital,
     December 31, 2004	23,246.089	82,610,177	1,037,437	83,647,614

Net Loss	?       	(16,669,713)	(208,998)	(16,878,711)

Redemptions	  (1,225.802)	  (3,494,894)                  ?		  (3,494,894)

Partners? Capital,
     June 30, 2005	  22,020.287	  62,445,570	     828,439	  63,274,009












The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Six Months Ended June 30,

	      2005     	      2004
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	 	(16,878,711)	(16,534,811)
Noncash item included in net loss:
	Net change in unrealized	3,637,109	11,691,260

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	91,311	(254,694)
	Interest receivable (Morgan Stanley DW)	(17,602)	960

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	(7,091)	16,357
	Management fees payable	         (34,417)	      (33,811)

Net cash used for operating activities	   (13,209,401)	  (5,114,739)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	    (3,702,118)	  (3,684,616)

Net cash used for financing activities	   (3,702,118)	   (3,684,616)

Net decrease in cash	(16,911,519)	(8,799,355)

Balance at beginning of period	   75,358,098	   78,764,319

Balance at end of period	   58,446,579	  69,964,964









	The accompanying notes are an integral part of these financial statements.

       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.


NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	    Net Unrealized Gains
	      on Open Contracts	              Longest Maturities
		  Off-				        Off-
	Exchange-	Exchange-		 Exchange-     Exchange-
Date              Traded 	 Traded 	Total 	  Traded 	    Traded
	   $	   $	  $
Jun. 30, 2005	  369,170	4,647,314 	5,016,484	Jun. 2006		 Sep. 2005
Dec. 31, 2004    1,244,992	    7,408,601	    	8,653,593    Dec. 2005	  Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $58,815,749 and $76,603,090 at June 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the

       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading program to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $536,752 and expenses totaling $1,507,489, resulting in a net loss of $970,737 for the three months ended
June 30, 2005. The Partnership?s net asset value per Unit decreased from $2,912.37 at March 31, 2005 to $2,873.44 at June
30, 2005.

The most significant trading gains of approximately 10.3% achieved in the currency markets from short positions in the euro and Swiss franc versus the U.S. dollar as the U.S. dollar?s value increased amid China?s reluctance to revalue the Chinese yuan and weaker-than-expected French economic news. Short positions continued to benefit during June as euro weakness resulted from market pessimism for the future of Europe?s integration and economic weakness. Additional Partnership gains of approximately 9.5% were recorded in the global interest rate markets primarily during May and June from long positions in European interest rate futures. During May, prices moved higher amid increased investor demand for safe-haven investments amid uncertainty regarding significant hedge fund trading losses, European Central Bank rejections for increases in European interest rates, and concerns for Europe?s integration process. Later in the month, prices
       climbed higher after French voters rejected the European
Union constitution, raising concerns about the future of the European integration process. During June, prices continued to rise supported by the European Central Bank?s decision to maintain Europe?s key interest rate. Long positions experienced further gains after prices strengthened amid a reduction in Swedish interest rates, the release of weaker-than-expected French consumer spending data, and higher oil prices. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 13.1% in the energy markets. During April, long futures positions in crude oil, its related products, and natural gas resulted in losses as prices reversed sharply lower after U.S. government data pointed to greater production, lower demand, and signs of slower economic growth. During June, short natural gas and crude oil positions experienced losses as prices reversed higher on supply worries. Further losses were recorded later in June from newly established long crude oil positions as prices reversed lower in response to news of rising U.S. oil supplies. Additional Partnership losses of approximately 2.4% were incurred in the metals markets from positions in both precious and base metals. During April and May, long futures positions in silver and base metals recorded losses as metals prices fell due to news of increases supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, losses were recorded from short gold positions after prices reversed higher amid technically-based buying. Long base metals positions also experienced losses as falling prices resulted from a higher U.S. dollar and news of decreased demand. Losses of approximately 2.3% were recorded in the global stock index markets from positions in Japanese, European, and U.S. stock index futures. During April, long positions incurred losses as global equity prices declined amid U.S. economic growth concerns and higher oil costs. During May, short Japanese stock index futures incurred losses as prices moved higher in response to Bank of Japan governor Fukui?s comments regarding the Bank of Japan?s commitment to maintaining a soft monetary policy. Short European and U.S. positions also resulted in losses during May after prices finished higher on strong U.S. inflation data and weakness in the euro. Partnership losses of approximately 1.9% were recorded in the agricultural markets from futures positions in corn, wheat, and cotton. During April, long corn and wheat positions incurred losses after prices fell in response to favorable weather in growing regions, improved crop conditions,
and reduced foreign demand.    During May, short corn positions
recorded losses as prices increased due to weather-related concerns for newly-planted crops in the U.S. Long cotton positions also resulted in losses during May as prices moved lower on supply increases. During June, short cotton positions incurred losses amid weather-related concerns for supply.

       The Partnership recorded total trading results including interest income totaling $(13,650,541) and expenses totaling $3,228,170, resulting in a net loss of $16,878,711 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $3,598.35 at December 31, 2004 to
$2,873.44       at June 30, 2005.

The most significant trading losses of approximately 10.8% resulted in the currency markets throughout the first quarter from positions in a variety of foreign currencies versus the U.S. dollar. During January, long Japanese yen and European currency positions against the U.S. dollar resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data and speculation for higher U.S. interest rates. During February, losses stemmed from long yen positions early in the month as the U.S. dollar?s value touched a two-month high against the yen due to positive sentiment for the Bush Administration?s budget proposal. Further losses during February were recorded from newly established short yen positions, as well as from existing short European currency positions against the U.S. dollar. During March, losses resulted from long European currency positions versus the U.S. dollar after the U.S. dollar reversed sharply higher due to an increase in U.S. interest rates and concerns for inflation. Losses were also recorded during April from short yen positions as its value reversed higher amid heightened speculation for a possible revaluation of the Chinese
       yuan.  Additional losses of approximately 8.4% were
incurred in the energy markets during April and June. During April, long futures positions in crude oil and its related products resulted in losses as prices reversed sharply lower after U.S. government data pointed to greater production and signs of slower economic growth. Losses were also incurred during April from long positions in natural gas as prices declined with crude oil prices. During June, losses stemmed from futures positions in crude oil, its related products, and natural gas. Short natural gas positions experienced losses early as prices reversed higher on supply worries caused by a tropical storm in the Gulf of Mexican. Short crude oil positions also experienced losses after prices increased due to news of weak supply. Losses of approximately 4.4% were recorded in the metals markets throughout a majority of the year from positions in precious metals futures as gold and silver prices fluctuated, driven by volatility in the U.S. dollar, as well as supply and
demand concerns.    Additional losses of approximately 2.0%
resulted in the global stock index markets during April and May from positions in Japanese, U.S., and European stock index futures. During April, long Japanese and European positions incurred losses as global equity prices declined amid U.S. economic growth concerns and higher oil costs. During May, short Japanese stock index futures incurred losses as prices moved higher in response to Bank of Japan governor Fukui?s comments regarding the Bank of Japan?s commitment to maintaining a soft
       monetary policy.  Short European and U.S. positions also resulted in losses during May after prices finished higher on strong U.S. inflation data and weakness in the euro. The agricultural markets resulted in losses of approximately 1.6%, primarily during the second quarter from positions in corn, cocoa, and sugar as prices traded inconsistently in response to technically-based trading activity and supply and demand concerns. A portion of the Partnership?s overall losses for the first six months of the year was offset by gains of approximately 4.9% in the global interest rate markets during May and June from long positions in European interest rate futures. During May, prices trended higher amid increased investor demand for safe-haven investments due to uncertainty regarding hedge fund trading, European Central Bank rejections for increases in European interest rates, and concerns for Europe?s integration process. Later in the month, prices climbed higher on concerns for the future of the European integration process. During June, prices rose further supported by the European Central Bank?s decision to maintain Europe?s key interest rate, a reduction in Swiss interest rates, the release of weaker-than-expected French consumer spending data, and higher oil prices.

For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(20,676,915) and expenses totaling $1,783,735, resulting in a net loss of $22,460,650 for the three months ended
       June 30, 2004. The Partnership?s net asset value per Unit decreased from $3,513.48 at March 31, 2004 to $2,612.34 at June
30, 2004.

The most significant trading losses of approximately 13.8% were recorded in the currency markets, primarily from positions in the Japanese yen and British pound versus the U.S. dollar. During April, long positions in the Japanese yen and British pound versus the U.S. dollar incurred losses as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. During May, short positions in both the yen and the pound versus the U.S. dollar experienced losses as the U.S. dollar?s value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, the currency markets continued to prove difficult for the Partnership as losses were experienced primarily from short positions in the Japanese yen versus the U.S. dollar as better-than-anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates pushed the yen higher. Additional sector losses resulted from long positions in the British pound versus the U.S. dollar as the dollar reversed higher during the first half of June on early expectations that the U.S. Federal Reserve would be aggressive in raising U.S.
       interest rates.  Further weakness in the pound resulted later in the month due to a lack of signals that the Bank of England would maintain a policy of tightening. Additional Partnership losses of approximately 10.0% stemmed from the global interest rate markets, primarily during April and June, from positions in European, U.S., and Australian interest rate futures. During April, long interest rate futures positions experienced losses as prices tumbled following the release of stronger-than-expected U.S. jobs data. During June, short positions recorded losses as prices increased during the latter portion of June amid weaker- than-expected U.S. economic reports and the increased likelihood the U.S. Federal Reserve would not aggressively raise interest rates. In the metals markets, losses of approximately 3.7% during April and May from positions in both precious and base metals. During April, long futures positions resulted in losses as the U.S. dollar?s move higher and fears of reduced demand from China caused prices to conversely move lower.
 During May, a weaker U.S. dollar and strong Asian demand helped pull up industrial metals prices. Gold and silver prices also increased as investor interest was reignited by a weaker U.S. dollar and fears of potential terrorist attacks. As a result, short futures positions accounted for sector losses. Further losses of approximately 3.4% were experienced in the global stock index markets, primarily during May, from trading in Japanese and European stock index futures. Long futures positions resulted in losses during the first half of May as global equity prices were
       negatively impacted by geopolitical concerns and expanding energy prices. Newly established short positions in these markets experienced additional losses as prices rebounded later in May due to a slight pullback in oil prices and strong earnings from technology companies. During May and June, positions in corn and the soybean complex resulted in Partnership losses of approximately 1.5% within the agricultural markets. A portion of the Partnership?s overall losses during the second quarter was offset by gains of approximately 4.6% in the energy markets.
Long futures positions in crude oil and its related products achieved gains during April as prices moved higher on fears of potential terrorist activity in Saudi Arabia and news of problems with U.S. refineries. Prices moved higher during May as they surged past $41 a barrel and reached twenty one year highs amid fears of terrorist attacks on Saudi Arabian oil facilities and disruptions in Iraqi oil production. Additional gains were generated from long positions in natural gas futures as prices strengthened due to higher crude oil prices and news of a decrease in supply.

The Partnership recorded total trading results including interest income totaling $(12,831,722) and expenses totaling $3,703,089, resulting in a net loss of $16,534,811 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $3,283.04 at December 31, 2003 to $2,612.34 at June 30, 2004.

The most significant trading losses of approximately 23.0% were recorded in the currency markets from trading in the Japanese yen, British pound, euro, and South African rand, versus the U.S. dollar. During March, short Japanese yen positions against the U.S. dollar incurred losses as the yen reversed higher due to speculation the Bank of Japan was relaxing its efforts of
intervention to weaken the yen.   Other currency sector losses
resulted from short positions in the euro versus the U.S. dollar as the euro?s value reversed higher during the final week of March amid market demand sparked by speculation that the European Central Bank would leave interest rates unchanged. During April, long positions in the Japanese yen, British pound, and South African rand versus the U.S. dollar incurred losses as the dollar surged during the month following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. During May, short positions in the yen, pound, and rand versus the dollar experienced further losses as the U.S. dollar?s value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, the currency markets continued to prove difficult for the Partnership as losses were experienced primarily from short positions in the Japanese yen versus the U.S. dollar as better-than-anticipated improvements in Japanese economic data and speculation that the
       Bank of Japan would move to raise interest rates pushed the yen higher. Additional sector losses resulted from long positions in the British pound versus the U.S. dollar as the dollar reversed higher during the first half of June on early expectations that the U.S. Federal Reserve would be aggressive in raising U.S. interest rates. Further weakness in the pound resulted later in the month due to a lack of signals that the Bank of England would maintain a policy of tightening. Losses of approximately 3.2% were incurred in the global stock index markets, primarily during May, from positions in Japanese and European stock index futures. Global equity prices were negatively impacted during the first half of May by geopolitical concerns and expanding energy prices. Newly established short positions in these markets experienced additional losses as prices rebounded later in May due to a slight pullback in oil prices and strong earnings from technology companies.
Partnership losses of approximately 2.6% resulted in the global interest rate markets from futures positions in Japanese and Australian interest rates. During April, long positions incurred losses as prices tumbled following the release of stronger-than-expected U.S. jobs data. During June, short positions in Japanese interest rate futures resulted in losses as prices increased later in the month after the Bank of Japan voted to maintain interest rates close to zero. In the metals markets, losses of approximately 2.1% were recorded during April and May from positions in both precious and base metals. During April,
       long futures positions resulted in losses as prices moved conversely to the increase in the U.S. dollar, as well as reacted to fears of weakening demand from China. During May, a weaker U.S. dollar and strong Asian demand helped pull up industrial metals prices. Gold and silver prices also increased as investor interest was reignited by a weaker U.S. dollar and fears of potential terrorist attacks. As a result, short futures positions in both base and precious metals accounted for sector losses. A portion of the Partnership?s overall losses during the first six months of the year was offset by gains of approximately 9.7% in the energy markets. During February and March, long futures positions in crude oil and its related products benefited as prices increased in response to low market supply, falling inventory levels, a production cut announcement from OPEC, and fears of supply disruptions following the Madrid train bombings. Long futures positions in crude oil and its related products continued to profit during April as prices trended higher on fears of potential terrorist activity in Saudi Arabia and news of problems with U.S. refineries. Prices also moved higher during May as they surged past $41 a barrel and reached twenty one year highs amid fears of terrorist attacks on Saudi Arabian oil facilities and disruptions in Iraqi oil production. Additional gains were generated from long positions in natural gas futures as prices strengthened due to higher crude oil prices and news of a decrease in supply. Gains of approximately 1.3% were generated in the agricultural markets, primarily during the first quarter
       from long futures positions in corn, soybeans, and its related products as prices finished higher due to increased exports abroad and greater demand from Asia.




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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the
       Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with
a confidence level of 99%) which involves          constructing a
distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.
This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day
VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $63 million and $64 million, respectively.

Primary Market			June 30, 2005		June 30, 2004
Risk Category			Value at Risk		Value at Risk

Currency                     (4.15)% 	(2.41)%
Interest Rate                (3.74)		(1.50)
Equity                       (0.64)		(0.37)
Commodity                    (3.44)		(2.58)
Aggregate Value at Risk      (5.72)%	(3.70)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category        High      Low      Average
Currency	(4.85)%	(1.59)%	(3.46)%

Interest Rate	(3.74)	(1.65)	(2.77)

Equity	(1.01)	(0.64)	(0.79)

Commodity	(4.68)	(1.66)	(3.57)

Aggregate Value at Risk	(6.31)%	(5.72)%	(5.97)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at June 30, 2005, and for the four quarter-
end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 85% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the
Partnership at June 30, 2005, by market sector.  It may be
anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At June 30, 2005, the Partnership?s exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, Japanese, and the U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure
       is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At June 30, 2005, the Partnership had market exposure to the equity sector. Exposure was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2005, the Partnership?s primary exposures were to the Euro Stoxx 50 (Europe), Nikkei (Japan), NASDAQ (U.S.), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
       Energy.  At June 30, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At June 30, 2005, the Partnership had market exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, nickel, aluminum, and zinc, and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading
Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At June 30, 2005, the Partnership had market exposure to the markets that comprise
       these sectors.  Most of the exposures were to the
coffee, cotton, sugar, and soybean markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2005 were in Japanese yen, euros, British pounds, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Manager, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversification
guidelines, often set in terms of the maximum margin to be
committed to positions in any one market sector or market-sensitive instrument.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.


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
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated
by reference to Exhibit 10.03 of the Partnership?s Form 8-
K (File No. 0-19046) filed with the Securities and
Exchange Commission on November 13, 2001.
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



                        Dean Witter Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 15, 2005         By:/s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.