Form 10-Q
period 2005-09-30
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2005-11-10
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes             No     X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X


       <table> 	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of September 30, 2005
	(Unaudited) and December 31, 2004..........................2

	Statements of Operations for the Three and Nine Months
	Ended September 30, 2005 and 2004 (Unaudited)..............3

	Statements of Changes in Partners? Capital for the
Nine Months Ended September 30, 2005 and 2004
(Unaudited) ...............................................4

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2005 and 2004 (Unaudited) ...................5

	Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations.......12-31

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.........................................32?45

Item 4.	Controls and Procedures................................45


PART II. OTHER INFORMATION

Item 6.	Exhibits...............................................46



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
	        2005      	       2004
	           $	          $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	58,519,143	75,358,098

	Net unrealized gain on open contracts (MS&Co.)	     2,804,006	    8,306,807
	Net unrealized gain on open contracts (MSIL)	        17,351	      346,786

	     Total net unrealized gain on open contracts	   2,821,357	   8,653,593

	     Total Trading Equity	   61,340,500	84,011,691

Due from Morgan Stanley DW	162,682	346,576
Interest receivable (Morgan Stanley DW)	      131,260	        92,757

	Total Assets	  61,634,442	 84,451,024

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,425,613	520,757
Accrued administrative expenses	115,427	     141,903
Management fees payable	      102,703	     140,750

	Total Liabilities	    1,643,743  	     803,410

Partners? Capital

Limited Partners (20,733.431  and
   22,957.780 Units, respectively)	59,309,004	82,610,177
General Partner (238.309 and
   288.309 Units, respectively)	        681,695	      1,037,437

	Total Partners? Capital	   59,990,699 	  83,647,614

	Total Liabilities and Partners? Capital	   61,634,442	  84,451,024


NET ASSET VALUE PER UNIT	      2,860.55	       3,598.35

	The accompanying notes are an integral part of these financial statements.


       <table>	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



                                          For the Three Months                      For the Nine Months
  	                         Ended September 30,                   Ended September 30,


                  2005   	               2004    	         2005   	    2004
                     $	                         $		              $	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   378,681		     166,861	   1,016,366		          468,866

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	1,000,583	1,157,040	3,373,785	3,816,208
	Management fees	      314,030	    316,315	969,536	   1,133,785
	Transaction fees and costs	47,170	72,482	177,632	244,900
	Administrative expenses	32,000	27,000	101,000	77,000
	Incentive fee	        ?        	        ?            	        ?        	           4,033

		   Total Expenses 	   1,393,783	   1,572,837	   4,621,953	     5,275,926

NET INVESTMENT LOSS 	   (1,015,102)	  (1,405,976)	   (3,605,587)	   (4,807,060)

TRADING RESULTS
Trading profit (loss):
	Realized	 2,943,359	(8,944,978)	(7,707,758)	(10,387,445)
	Net change in unrealized	   (2,195,127)	   13,869,117 	   (5,832,236)	       2,177,857

		   Total Trading Results	        748,232	    4,924,139	  (13,539,994)	  (8,209,588)

NET INCOME (LOSS)	       (266,870)	   3,518,163	  (17,145,581)	 (13,016,648)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(263,877)	  3,475,235	(16,933,590)	(12,866,206)
	General Partner 	(2,993)	42,928		  (211,991)	(150,442)


NET INCOME (LOSS) PER UNIT

	Limited Partners	      (12.89)               148.89		(737.80)              	(521.81)
	General Partner	(12.89)               148.89		(737.80)              	(521.81)




	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)




	  Units of
	    Partnership	Limited	  General
	   Interest   	Partners	  Partner	Total
		$	 $	$


Partners? Capital,
     December 31, 2003	25,693.866	83,407,424	946,530	84,353,954

Net Loss	?       	(12,866,206)	(150,442)	(13,016,648)

Redemptions	  (2,028.329)	 (5,991,259)                  ?		  (5,991,259)

Partners? Capital,
     September 30, 2004	  23,665.537	  64,549,959	    796,088	  65,346,047





Partners? Capital,
     December 31, 2004	23,246.089	82,610,177	1,037,437	83,647,614

Net Loss	?       	(16,933,590)	(211,991)	(17,145,581)

Redemptions	  (2,274.349)	 (6,367,583)           (143,751)	 (6,511,334)

Partners? Capital,
     September 30, 2005	  20,971.740	  59,309,004	    681,695	  59,990,699











The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Nine Months Ended September 30,

	      2005     	      2004
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	 	(17,145,581)	(13,016,648)
Noncash item included in net loss:
	Net change in unrealized	5,832,236	(2,177,857)

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	183,894	(61,700)
	Interest receivable (Morgan Stanley DW)	(38,503)	(14,059)

Decrease in operating liabilities:
	Accrued administrative expenses	(26,476)	(20,912)
	Management fees payable	        (38,047)	      (31,428)

Net cash used for operating activities	  (11,232,477)	  (15,322,604)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	   (5,606,478)	  (5,777,767)

Net cash used for financing activities	   (5,606,478)	   (5,777,767)

Net decrease in cash	(16,838,955)	(21,100,371)

Balance at beginning of period	   75,358,098	   78,764,319

Balance at end of period	  58,519,143	  57,663,948











	The accompanying notes are an integral part of these financial statements.

       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.


NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	 Net Unrealized Gains/(Losses)
	       on Open Contracts	              Longest Maturities
		  Off-				        Off-
	Exchange-	Exchange-		  Exchange-    Exchange-
Date              Traded 	 Traded 	Total 	   Traded  	    Traded
	   $	   $	  $
Sep. 30, 2005	2,904,278	(82,921)	2,821,357	Sep. 2006		 Dec. 2005
Dec. 31, 2004    1,244,992	    7,408,601	    	8,653,593    Dec. 2005	  Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $61,423,421 and $76,603,090 at September 30, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance

       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.





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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading program to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $1,126,913 and expenses totaling $1,393,783, resulting in a net loss of $266,870 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $2,873.44 at June 30, 2005 to $2,860.55 at
September 30, 2005.

The most significant trading losses of approximately 11.5% were incurred in the global interest rate markets from both short and long positions. During July, long positions in European, U.S., and Japanese interest rate futures recorded losses as prices reversed lower during the month. European fixed-income prices declined amid strength in regional equity markets and news of terrorist attacks on the London transport network. Long U.S. interest rate futures positions experienced losses as prices declined following a rise in U.S. interest rates and after the U.S. Labor Department released its June employment report.
Within the Japanese interest rate markets, losses were recorded as prices declined following positive economic comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in European, U.S., and Japanese fixed-income futures incurred losses as prices reversed higher on
       worries about the global economic impact of Hurricane
Katrina. Prices for U.S. interest rate futures also rallied on growing speculation that the U.S. Federal Reserve may stop raising interest rates sooner than previously thought, while European fixed income futures prices advanced amid expectations that the European Central Bank governing council would once again leave interest rates unchanged after its summer break. Within the Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July, which clouded prospects for the Japanese economy, also contributed to
higher prices.   Long positions in European and U.S. fixed-income
futures held during September incurred losses as prices weakened after it was revealed that measurements of Hurricane Katrina?s economic impact were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged at their upcoming meeting, despite the fact that European Central Bank representatives had openly discussed the eventual need to hike interest rates due to concern for inflation risks. Additional losses stemmed from long positions in Australian bonds as prices declined after Australia's largest ever annual jobs gain initiated speculation that the Reserve Bank of Australia would perhaps reconsider its stance on interest rates and adopt a more aggressive viewpoint. Additional Partnership losses of approximately 7.1% were recorded
       in the currency markets primarily during August and
September. During August, long U.S. dollar positions against the British pound and Swiss franc resulted in losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from short U.S. dollar positions against the British pound, Swiss franc, and euro as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Meanwhile, the British pound weakened after records of the slowest British economic growth led to expectations for further interest rate cuts by the Bank of England. In addition, the values of the Swiss franc and euro closed lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election.
A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 15.1% achieved in the energy markets, primarily during August, from long futures positions in natural gas and crude oil and its related products as prices initially advanced on supply and demand concerns and then continued to strengthen amid concern for heavily damaged, or even possibly destroyed, Gulf of Mexico refineries and production facilities caused by Hurricane Katrina. Gains of approximately
       2.6% were recorded in the global stock index markets, primarily during September, from long positions in Japanese stock index futures as prices increased amid the release of positive Japanese economic data. Additional gains resulted from long positions in European stock index futures as equity prices rose due to declining oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Gains of approximately 0.9% were established in the agricultural markets, primarily during July and August, from short futures positions in coffee and long futures positions in sugar. Coffee prices declined during July in response to export growth from Vietnam and then moved lower during August amid news of lower global consumption. Meanwhile, sugar prices moved higher during August after the World Trade Organization ruled against Mexico?s tax on sweetened beverages. Smaller Partnership gains of approximately 0.1% resulted in the metals markets during September from long futures positions in copper and gold. Copper prices strengthened in response to increased global demand from countries such as China and India, while gold prices increased sharply as fears of inflation and the long-term economic effect of higher energy prices pushed the value of the ?safe-haven? commodity higher.

The Partnership recorded total trading results including interest income totaling $(12,523,628) and expenses totaling $4,621,953, resulting in a net loss of $17,145,581 for the nine months ended
       September 30, 2005.  The Partnership?s net asset value per
Unit decreased from $3,598.35 at December 31, 2004 to $2,860.55 at September 30, 2005.

The most significant trading losses of approximately 17.1% resulted in the currency markets throughout the first and third quarters from positions in a variety of foreign currencies versus the U.S. dollar. During January, long Japanese yen and European currency positions against the U.S. dollar resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data and speculation for higher U.S. interest rates. During February, losses stemmed from long yen positions early in the month as the U.S. dollar?s value touched a two-month high against the yen due to positive sentiment for the Bush Administration?s budget proposal. Further losses during February were recorded from newly established short yen positions, as well as from existing short European currency positions against the U.S. dollar. During March, losses resulted from long European currency positions versus the U.S. dollar after the U.S. dollar reversed sharply higher due to an increase in U.S. interest rates and concerns for inflation. Losses were also recorded during April from short yen positions as its value reversed higher amid heightened speculation for a possible revaluation of the Chinese yuan. During August, long U.S. dollar positions against the British pound and Swiss franc resulted in losses as the value of the U.S. dollar declined amid higher crude
       oil prices, lower durable goods orders reported by the
U.S. Commerce Department, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from short U.S. dollar positions against the British pound, Swiss franc, and euro as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates in light of reports of a smaller-than-expected rise in U.S. jobless claims. Meanwhile, the British pound weakened after records of the slowest British economic growth led to expectations for further interest rate cuts by the Bank of England. In addition, the values of the Swiss franc and euro closed lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election. Partnership losses of approximately 7.2% were recorded in the global interest rate markets during both the first and third quarters of the year. During February, losses stemmed from long positions in U.S., Japanese, and European interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Short positions in Japanese and European interest rate futures held during March recorded losses after prices strengthened amid overall weakness in global equity markets and
       the emergence of poor Japanese economic data.  During
July, losses resulted from long positions in U.S., Japanese, and European interest rate futures as prices reversed lower during the month. European fixed-income prices declined amid strength in regional equity markets, and news of terrorist attacks on the London transport network. Long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. Within the Japanese interest rate markets, losses were recorded as prices declined following positive economic comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in U.S., Japanese, and European fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Prices for U.S. interest rate futures also rallied on growing speculation that the U.S. Federal Reserve may stop raising interest rates sooner than previously thought, while European fixed income futures prices advanced amid expectations that the European Central Bank governing council would once again leave interest rates unchanged after its summer break. Within the Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July, which clouded prospects for the Japanese economy, also contributed to higher prices. Long positions in U.S. and European fixed-income futures held during September incurred losses as prices weakened after measurements of Hurricane
       Katrina?s economic impact revealed they were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged at their upcoming meeting, despite the fact that European Central Bank representatives had openly discussed the eventual need to hike rates due to concern for inflation risks. Additional losses stemmed from long positions in Australian bonds as prices declined after Australia's largest ever annual jobs gain initiated speculation that the Reserve Bank of Australia would perhaps reconsider its stance on interest rates and adopt a more aggressive viewpoint. Additional losses of approximately 4.4% were incurred in the metals markets throughout a majority of the year from positions in precious metals futures as gold and silver prices fluctuated, driven by volatility in the U.S. dollar, as well as supply and demand concerns. Short futures positions in aluminum also contributed to sector losses as prices reversed higher with copper prices early in the third quarter. In the agricultural markets, losses of approximately 0.7% resulted primarily during the second quarter from positions in corn and cocoa as prices traded inconsistently in response to technically-based trading activity and supply and demand concerns. Long futures positions in wheat held during April also resulted in losses after prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign
       demand.  Futures positions in cotton contributed to sector losses as prices moved lower during May on supply increases and then reversed higher during June amid weather-related concerns for supply. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 5.4% achieved in the energy markets. Long futures positions in natural gas and crude oil and its related products recorded gains primarily during the third quarter as prices initially advanced on supply and demand concerns and then continued to strengthen amid concern for heavily damaged, or even possibly destroyed, Gulf of Mexico refineries and production facilities caused by Hurricane Katrina. Additional gains of approximately 0.5% were recorded in the global stock index markets, primarily during September, from long positions in Japanese stock index futures as prices increased amid the release of positive Japanese economic data. Additional sector gains resulted from long positions in European stock index futures as equity prices rose due to a decline in oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $5,091,000 and expenses totaling $1,572,837, resulting in net income of $3,518,163 for the three months ended September 30, 2004. The Partnership?s net asset value per Unit
       increased from $2,612.34 at June 30, 2004 to $2,761.23 at
September 30, 2004.

The most significant trading gains of approximately 17.6% stemmed from the energy markets. Long futures positions in crude oil and its related products profited throughout the quarter from supply and geopolitical concerns. Gains of approximately 6.9% were established in the global interest rates markets from profits achieved primarily during August and September. During August, long positions in U.S. and European interest rate futures resulted in gains as global bond prices were boosted by a surge in oil prices, a drop in equity prices, and a conflicted economic outlook caused by a variety of U.S. financial data. During September, long positions in Japanese, European, and U.S. interest rate futures recorded additional gains as global bond prices trended higher in response to advancing energy prices, concerns for economic growth, and reduced expectations for aggressive increases in future interest rates due to lower global inflation. Smaller gains of approximately 0.3% resulted in the agricultural markets during July from short futures positions in soybeans, soybean-related products, corn, and wheat as agricultural prices trended lower due to ideal weather conditions in the U.S. Midwest growing region, reports of increased U.S. inventories, and weak export demand. Short futures positions in cotton supplied additional gains as prices steadily declined due to weak export demand and technically-based selling. Long
       futures positions in sugar also generated gains as prices increased amid technically-based buying and news of a shortage in supply. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 12.8% incurred primarily during July and August in the currency markets. During July, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the U.S. dollar advanced amid a jump in July U.S. consumer confidence data. Long positions in European currencies, such as the euro and Swiss franc, in addition to the Australian dollar, versus the U.S. dollar also experienced losses as upbeat market sentiment and an optimistic assessment of the U.S. economy by U.S. Federal Reserve Chairman Alan Greenspan strengthened the U.S. dollar. During August, losses were recorded from euro positions relative to the U.S. dollar as the euro experienced short-term volatility due to conflicting economic data and surging energy prices. Additional losses resulted from short Japanese yen and Swiss franc positions as the U.S. dollar?s value declined in response to concerns for the rate of U.S. economic growth. In the global stock index markets, losses of approximately 3.1% stemmed from long positions in Japanese, U.S., and European stock index futures. During July, prices reversed lower due to the release of disappointing U.S. employment data, advancing energy prices, and new warnings for potential terrorist attacks. During September, long positions experienced losses as equity prices weakened due to rising energy prices and the release of weak corporate data. Finally, losses
       of approximately 2.2% resulted in the metals markets, primarily during July and September, from long futures positions in precious and base metals. During July, precious metals prices fell amid a rebound in the U.S. dollar, while a slowdown in demand from China negatively affected prices for industrial metals. During September, long positions in silver futures experienced losses as prices declined following news of strong U.S. employment data.

The Partnership recorded total trading results including interest income totaling $(7,740,722) and expenses totaling $5,275,926, resulting in a net loss of $13,016,648 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $3,283.04 at December 31, 2003 to $2,761.23 at September 30, 2004.

The most significant trading losses of approximately 32.4% were recorded in the currency markets from trading in the Japanese yen, euro, British pound, Swiss franc, and the South African rand, versus the U.S. dollar. During March, short Japanese yen positions incurred losses as the yen reversed higher due to speculation that the Bank of Japan was relaxing its currency intervention efforts. Other losses resulted from short euro positions as the euro?s value reversed higher during the final week of March amid market demand sparked by speculation that the European Central Bank would leave interest rates unchanged.
       During April, long Japanese yen, British pound, and South
African rand positions incurred losses as the U.S. dollar surged against most currencies following the release of stronger-than-expected U.S. jobs data. The Japanese yen also came under pressure following weakening efforts by the Japanese government through currency market interventions. During May, short positions in the Japanese yen, British pound, and South African rand experienced further losses as the U.S. dollar?s value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, losses were experienced primarily from short Japanese yen positions as it moved higher in response to better-than-anticipated Japanese economic data and speculation for increases in Japanese interest rates. Additional sector losses resulted from long British pound positions against the U.S. dollar as the U.S. dollar reversed higher during June amid expectations that the U.S. Federal Reserve would aggressively raise U.S. interest rates. Further weakness in the British pound resulted later in the month due to a lack of interest rate direction provided by the Bank of England. During July, long Japanese yen positions finished with losses as the U.S. dollar advanced amid a jump in July U.S. consumer confidence data. Long positions in European currencies, such as the euro and Swiss franc, in addition to the Australian dollar, also contributed to sector losses as upbeat market sentiment and an optimistic assessment of the U.S. economy by U.S. Federal Reserve Chairman
       Alan Greenspan strengthened the U.S. dollar against these currencies. During August, losses were recorded from positions in the euro relative to the U.S. dollar as the euro experienced short-term volatility due to conflicting economic data and surging energy prices. Additional losses resulted from short Japanese yen and Swiss franc positions as the U.S. dollar?s value declined in response to concerns for the rate of U.S. economic growth. Losses of approximately 6.2% were incurred in the global stock index markets, primarily during May, from positions in Japanese and European stock index futures. Global equity prices were negatively impacted during the first half of May by geopolitical concerns and expanding energy prices, thus resulting in losses for long positions. Newly established short positions in these markets experienced additional losses as prices rebounded later in May due to a slight pullback in oil prices and strong earnings from technology companies. Long positions in Japanese, U.S., and European stock index futures also incurred losses during July and September as prices reversed lower due to the release of disappointing U.S. employment data, advancing energy prices and new warnings for potential terrorist attacks. In the metals markets, losses of approximately 4.2% were recorded during April and May from positions in precious metals. During April, long futures positions resulted in losses as prices moved conversely to the increase in the U.S. dollar, as well as reacted to fears of weakening demand from China. During May, short futures positions experienced losses as gold and silver prices
       increased amid demand generated by a weaker U.S. dollar
and fears of potential terrorist attacks.    During July and
September, losses were incurred in precious metals as prices fell amid a rebound in the U.S. dollar and news of strong U.S. employment data. A portion of the Partnership?s overall losses during the first nine months of the year was offset by gains of approximately 29.0% in the energy markets. Long futures positions in crude oil and its related products achieved gains as prices trended higher throughout the third quarter due to supply concerns and geopolitical worries. During February and March, long futures positions in crude oil and its related products benefited as prices increased in response to low market supply, falling inventory levels, a production-cut announcement from OPEC, and fears of supply disruptions following the Madrid train bombings. During April, long positions benefited as prices trended higher on fears of potential terrorist activity in the Middle East and news of problems with U.S. refineries.
Additional gains were generated from long positions in natural gas futures as prices strengthened during the second quarter due to higher crude oil prices and news of a decrease in supply. Gains in the global interest rate markets of approximately 4.1% resulted from long positions in U.S. and European interest rate futures, primarily during January and February, as unimpressive economic data and comments from global central banks regarding weak global inflation caused bond prices to rally. Additional gains during August resulted from advancing bond prices supported
       by a surge in oil prices, a drop in equity prices, and a conflicted economic outlook. During September, long interest rate futures positions recorded gains as global bond prices trended higher in response to advancing energy prices, concerns for economic growth, and reduced expectations for aggressive increases in future interest rates due to lower global inflation. Smaller gains of approximately 1.5% were achieved in the agricultural markets, primarily during the first quarter, from long futures positions in corn, soybeans, and soybean-related products as prices climbed higher due to increased exports abroad and greater demand from Asia.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account
       linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $60 million and $65 million, respectively.

Primary Market		  September 30, 2005    September 30, 2004
Risk Category			Value at Risk		 Value at Risk

Currency                    (2.71)% 	(1.59)%
Interest Rate               (1.14)		(3.42)
Equity                      (0.82) 		(0.65)
Commodity                   (2.88) 		(4.51)
Aggregate Value at Risk     (3.88)%		(6.31)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category        High      Low      Average
Currency	(4.85)%	(2.71)%	(3.74)%

Interest Rate	(3.74)	(1.14)	(2.20)

Equity	(1.01)	(0.64)	(0.83)

Commodity	(4.68)	(1.66)	(3.17)

Aggregate Value at Risk	(6.00)%	(3.88)%	(5.36)%

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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 88% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash
       management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of
       new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At September 30, 2005, the Partnership?s exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

       Interest Rate.  The second largest market exposure of the
Partnership at September 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at September 30, 2005 was to the global stock index sector.
Exposure was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited
       to futures on broadly-based indices.  At September 30,
2005, the Partnership?s primary exposures were to the Nikkei
(225) (Japan), Euro Stoxx 50 (Europe), NASDAQ 100 (U.S.), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
Energy. At September 30, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At September 30, 2005, the Partnership had market exposure in the metals sector. The Partnership's metals
       exposure was to fluctuations in the price of precious metals, such as gold and silver and base metals, such as copper, aluminum, nickel, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposures were to the coffee, sugar, cotton, and soybean markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in euros, British pounds, Canadian dollars, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


       PART II.  OTHER INFORMATION
Item 6.  EXHIBITS
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



                        Dean Witter Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2005       By:/s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer






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