Form 10-K
period 2005-12-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2006-03-30
CIK 867495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2005 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check-mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes          No  X

Indicate by check-mark if the registrant
is not required to file reports pursuant
to Section 13 or Section 15(d) of the Act.  Yes         No   X

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No  _____

Indicate by check-mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy
or information statements incorporated by
 reference in Part III of this Form 10-K
or any amendment of this Form 10-K. [X]


Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer   X


Indicate by check-mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$62,445,570 at June 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2005
                                                              Page
No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . .
..1

Part I .

  Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . .2-
5

  Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . .5-
6

  Item 1B.	Unresolved Staff Comments. . . . . . . . . . . . . . . .
..6

  Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . .
..6

  Item 3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . .
..6

  Item 4.	Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . . . . .
..6
Part II.

  Item 5.	Market for the Registrant's Partnership Units
           and Related Security Holder Matters. . . . . . . . . . .
..7

  Item 6.	Selected Financial Data. . . . . . . . . . . . . . . . .
..8

  Item 7.	Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . . . 9-
27

  Item 7A.	Quantitative and Qualitative Disclosures About
           Market Risk. . . . . . . . . . . . . . . . . . . . . .28-
41

  Item 8.	Financial Statements and Supplementary Data. . . . . . .
42

  Item 9.	Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . . . . . .
42

  Item 9A.	Controls and Procedures . . . . . . . . . .  . . . . .43-
45

  Item 9B.	 Other Information . . . . . . . . . . . . . . . . . . . . 45

Part III.

  Item 10.	Directors and Executive Officers of the Registrant . .46-
51

  Item 11. Executive Compensation . . . . . . . . . . . . . .  . .
..51
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . .
52
  Item 13. Certain Relationships and Related Transactions . . . . .
52
  Item 14. Principal Accounting Fees and Services . . . . . .  . 52-
54

Part IV.

  Item 15. Exhibits and Financial Statement Schedules. . . . . . 55-
56

              DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

     Partnership's Prospectus dated
     May 12, 1997                                   I

     Annual Report to Dean Witter
     Portfolio Strategy Fund L.P.
     Limited Partners for the year
     ended December 31, 2005                 II, III, and IV





























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

The Partnership began the year at a net asset value per unit of limited partnership interest ("Unit(s)") of $3,598.35 and returned -24.2% to $2,727.77 on December 31, 2005. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures and forward contracts. The relevant financial information is presented in Items 6 and 8.

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

  Facets of Business

  1.  Summary                    1.  "Summary of the Prospectus"
                                     (Pages 1-12 of the
                                     Prospectus).

  2.  Futures, Options, and      2.  "Futures, Options, and
      Forwards Markets               Forwards Markets" (Pages
                                     48-52 of the Prospectus).

  3.  Partnership's Commodity    3.  "Investment Programs,
      Trading Arrangements and       Use of Proceeds, and
      Policies                       Trading Policies" (Pages
                                     42-44 of the Prospectus)
                                     and ?The Trading Advisor"
                                     (Pages 55-74 of the
                                     Prospectus).

  4.  Management of the          4.  "The Management Agreement"
      Partnership                    (Pages 76-77 of the
                                     Prospectus). "The
                                     General Partner" (Pages
                                     45-47 of the Prospectus),
                                     "The Commodity Brokers?
                                     (Page 75 of the
                                     Prospectus), and "The
                                     Limited Partnership
                                     Agreement" (Pages 79-82
                                     of the Prospectus).

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

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an
       internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 1A.  RISK FACTORS
The following risk factors contain forward looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in ?Quantifying the Partnership?s Trading Value at Risk? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact. The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposure, in the ?Qualitative Disclosure Regarding Primary Trading Risk Exposures? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward looking statements for purposes of the safe harbor.

The Partnership is in the business of speculative trading of futures and forwards. For a detailed description of the risks
       that may affect the business of the Partnership, see the discussion of risk factors as set forth in Item 7 ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 7A ?Quantitative and Qualitative Disclosures About Market Risk?.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

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

(b) Holders. The number of holders of Units at December 31, 2005 was approximately 3,226.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on February 1, 1991. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.
       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                     For the Years Ended December 31,
                            2005         2004         2003        2002        2001


Total Trading Results
including interest
income			    (13,922,992)	13,717,596 	13,484,883	 31,602,392   3,109,230


Net Income (Loss)     (19,667,394) 	 6,760,313 	 3,785,066	 19,856,770  (5,224,453)


Net Income (Loss)
Per Unit (Limited
& General Partners)       (870.58)	    315.31	    117.04	     667.07     (159.79)


Total Assets  	     54,201,405   84,451,024 	85,290,955   89,797,463   80,268,632


Total Limited
Partners' Capital 	     52,377,441   82,610,177	83,407,424   87,947,142   77,929,319


Net Asset Value
Per Unit                 2,727.77	  3,598.35	  3,283.04     3,166.00     2,498.93


Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading program to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.
The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $(13,922,992) and expenses totaling $5,744,402, resulting in a net loss of $19,667,394 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $3,598.35 at December 31, 2004 to $2,727.77 at December 31, 2005. Total redemptions for the year were $11,048,198 and the Partnership?s ending capital was $52,932,022 at December 31, 2005, a decrease of $30,715,592 from ending capital at December 31, 2004 of $83,647,614.

The most significant trading losses of approximately 14.9% resulted in the currency markets throughout the first and third quarter from positions in a variety of foreign currencies, such as the British pound, Swiss franc, euro, Czech koruna, Norwegian krone, South African rand, and both the Australian and New Zealand dollars, versus the U.S. dollar. During January, long European currency positions against the U.S. dollar resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data and speculation for higher U.S. interest rates. Losses during February were recorded from newly established short European currency positions against the U.S. dollar after the U.S. dollar weakened due to comments by U.S. Federal Reserve Chairman Alan Greenspan regarding the considerable U.S. Current-Account deficit and U.S. dependence on foreign investment. During March, losses resulted from long
       European currency positions versus the U.S. dollar after the U.S. dollar reversed sharply higher due to an increase in U.S. interest rates and concerns for inflation. During August, long U.S. dollar positions against the British pound and Swiss franc resulted in losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from short U.S. dollar positions against the British pound, Swiss franc, and euro as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Meanwhile, the British pound weakened on expectations for further interest rate cuts by the Bank of England. In addition, the values of the Swiss franc and euro moved lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election. Partnership losses of approximately 8.6% were recorded in the global interest rate markets during February from long positions in U.S., European, and Japanese interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Short positions in European and Japanese interest rate futures held during March also recorded losses after prices strengthened amid
       overall weakness in global equity markets.  During July, losses resulted from long positions in U.S., European, and Japanese interest rate futures as prices reversed lower.
European fixed-income prices declined amid strength in regional equity markets, and news of terrorist attacks on the London transport network. Long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. Within the Japanese interest rate markets, losses were recorded as prices declined following positive economic comments by the Japanese Ministry of Finance. During August, short positions in U.S., Japanese, and European fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Prices for U.S. interest rate futures also rallied on growing speculation that the U.S. Federal Reserve may stop raising interest rates sooner than previously thought. Within the Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July, also contributed to higher prices. Long positions in U.S. and European fixed-income futures held during September incurred losses as prices weakened after measurements of Hurricane Katrina?s economic impact revealed they were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would
       leave European interest rates unchanged, despite the fact that European Central Bank representatives had openly discussed the eventual need to hike rates due to concern for inflation risks. Additional losses stemmed from long positions in Australian bond futures. During the fourth quarter, losses resulted from short futures positions in global interest rate futures as fixed-income prices reversed higher amid reduced expectations for further increases in interest rates by central banks. In the energy markets, losses of approximately 4.5% were incurred in the energy markets primarily during the second and fourth quarter from long futures positions in crude oil and its related products, as well as in natural gas, after prices declined amid a reduction in demand, an economic slowdown in parts of the U.S. affected by Hurricanes Katrina and Rita, and reports that more refineries in the U.S. Gulf region resumed operations at full capacity. Prices continued to decline during October as supply worries eased on signs of adequate fuel stocks in the U.S. Also impacting long futures positions in natural gas was a sharp price reversal during December caused by weak demand, mild weather in Europe and the U.S., and the release of U.S. government data which showed a smaller-than-expected decline in supplies. Newly established short futures positions in crude oil and its related products held during December also incurred losses after prices finished higher on news of a rebound in energy demand. Additional losses of approximately 1.4% were incurred in the metals markets throughout a majority of the year
       from positions in precious metals futures as gold and silver prices fluctuated, driven by volatility in the U.S. dollar, as well as supply and demand concerns. In the agricultural markets, losses of approximately 1.4% resulted during the second quarter from futures positions in cocoa and corn as prices traded inconsistently in response to technically-based trading activity and supply and demand concerns. Long futures positions in wheat held during April also resulted in losses after prices fell in response to favorable weather in growing regions and reduced foreign demand. Futures positions in cotton also experienced losses as prices moved lower during May on supply increases and then reversed higher during June amid weather-related concerns. During the fourth quarter, long futures positions in cotton resulted in losses as prices reversed lower in response to weaker demand. Short futures positions in corn, soybeans, and its related products established later in the quarter also incurred losses. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 2.4% achieved in the global stock index markets during the third and fourth quarter from long positions in Japanese stock index futures as prices increased amid the release of positive Japanese economic data, falling energy prices, and investor optimism for continued improvement in the Japanese economy during 2006.

The Partnership recorded total trading results including interest income totaling $13,717,596 and expenses totaling $6,957,283,
       resulting in net income of $6,760,313 for the year ended
December 31, 2004. The Partnership?s net asset value per Unit increased from $3,283.04 at December 31, 2003 to $3,598.35 at December 31, 2004. Total redemptions for the year were $7,466,653 and the Partnership?s ending capital was $83,647,614 at December 31, 2004, a decrease of $706,340 from ending capital at December 31, 2003 of $84,353,954.

The most significant trading gains of approximately 22.6% were recorded in the energy markets from long futures positions in crude oil and its related products. During the first quarter, long positions continued to benefit as prices increased in response to declining supplies, falling inventory levels, a production cut by OPEC, and fears of supply disruptions following the Madrid train bombings. During April, long positions benefited as prices trended higher on fears of potential terrorist activity in the Middle East and news of refinery problems. During the third quarter, long positions profited as prices continued to trend higher due to supply and geopolitical concerns. Additional gains were generated from long positions in natural gas futures as prices strengthened during the second quarter amid higher crude oil prices and news of decreased supply. Gains of approximately 7.9% were recorded in the global interest rate markets from long positions in European and U.S. interest rate futures. Positions profited during the first quarter as unimpressive economic data and weak global inflation caused bond
       prices to rally.  Additional gains resulted during the third quarter from advancing prices supported by a surge in oil prices, a drop in equity prices, and a conflicted U.S. economic outlook. During September, long positions continued to profit as prices trended higher amid strengthening energy prices, concerns for U.S. economic growth, and reduced expectations for higher interest rates. Gains also resulted during the fourth quarter as prices moved higher due to U.S. economic growth concerns. Smaller Partnership gains of approximately 1.2% resulted in the agricultural markets, primarily during the first quarter, from long futures positions in corn, soybeans, and soybean-related products as prices climbed higher due to increased exports abroad and greater demand from Asia. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 11.1% experienced in the currency markets. During March, short Japanese yen positions incurred losses as the yen reversed higher due to speculation that the Bank of Japan relaxed its currency intervention efforts. During April, long Japanese yen, British pound, and South African rand positions versus the U.S. dollar incurred losses as the U.S. dollar surged following the release of stronger-than-expected U.S. economic data. The yen also came under pressure following weakening efforts by the Japanese government through currency market intervention activity. During May, short positions in the yen, pound, and rand experienced further losses as the U.S. dollar?s value declined amid fears of potential terrorist attacks, expanding energy prices, and the
       release of weaker-than-expected U.S. economic data.
During June, losses were experienced from short yen positions as it moved higher in response to better-than-anticipated Japanese economic data and speculation for increases in Japanese interest rates. Additional losses resulted during June from long pound positions against the U.S. dollar as the U.S. dollar reversed higher during June amid expectations that the U.S. Federal Reserve would aggressively raise U.S. interest rates. During July, long yen positions experienced losses as the U.S. dollar advanced amid a jump in July U.S. consumer confidence data. During August, losses resulted from short yen positions as the U.S. dollar?s value declined amid concerns for U.S. economic growth. During September, short British pound positions versus the U.S. dollar resulted in losses as the U.S. dollar?s value declined because of rising oil prices and continued concern for U.S. economic growth. In the global stock index markets, losses of approximately 6.0% resulted from positions in Japanese and European equity index futures. During the second quarter, geopolitical concerns, and expanding energy prices caused global equity prices to fall and long positions to finish with losses. Newly established short positions also experienced losses as prices rebounded amid a decline in oil prices and strong corporate earnings. Long positions also incurred losses during the third quarter as prices reversed lower due to the release of disappointing U.S. employment data, advancing energy prices, and new warnings for potential terrorist attacks. Losses of approximately 3.3% in the metals markets resulted during the second quarter, from long industrial metals futures positions as prices reversed lower amid weakened Asian demand and an increase in the U.S. dollar. Short precious metals positions incurred losses during the second quarter as prices increased amid demand generated by a weaker U.S. dollar and fears of potential terrorist attacks. During the third quarter, losses were also incurred from long precious metals positions as prices fell amid a rebound in the U.S. dollar and news of strong U.S. employment data.

The Partnership recorded total trading results including interest income totaling $13,484,883 and expenses totaling $9,699,817, resulting in net income of $3,785,066 for the year ended December 31, 2003. The Partnership's net asset value per Unit increased from $3,166.00 at December 31, 2002 to $3,283.04 at December 31,
2003. Total redemptions for the year were $8,367,353 and the Partnership's ending capital was $84,353,954 at December 31, 2003, a decrease of $4,582,287 from ending capital at December 31, 2002 of $88,936,241.

The most significant trading gains of approximately 17.2% were recorded in the currency markets, primarily during the fourth quarter. The Partnership generated significant gains within the currency sector, especially during December, from long positions in a broad range of currencies versus the U.S. dollar. A confluence of factors including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., the U.S. Federal Reserve?s policy of maintaining low interest rates, widening interest rate differentials relative to other countries, and renewed fears of global terrorism all pressured the U.S. dollar?s value lower. The Partnership?s largest gains in currencies were achieved from long positions in the euro, Australian dollar, and Japanese yen. Profits were also recorded in the euro and Australian dollar earlier in the year as the U.S. dollar weakened ahead of the war in Iraq. Gains of approximately 4.4% achieved in the global stock index markets resulted from long positions in European and U.S. stock index futures, primarily in June and July, as prices trended higher amid positive economic data. Long positions in Japanese stock index futures during June and August also supplied gains as equity prices drew strength from robust Japanese economic data and rising prices in the U.S. equity markets. In the metals markets, gains of approximately 1.2% were obtained primarily during December. Long futures positions in base metals supplied gains as copper and nickel prices rose to six and fourteen years high respectively, benefiting from increased demand from China and the strengthening of the global economy. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 5.7% in the agricultural markets from short positions in corn futures during August as prices reversed higher amid supply fears prompted by weak U.S. harvest expectations and weather related concerns. Positions in cotton futures during
       August and September returned losses as prices moved
without consistent direction. Elsewhere in the agricultural markets, smaller losses were recorded during May and September from positions in coffee, and during December from positions in sugar. Additional losses of approximately 5.6% were experienced in the energy markets, largely over September and October. During September, the Partnership entered the month with long crude oil and natural gas futures positions that had been profitable in August. Due to an increase in supply, however, energy prices declined sharply over the first half of the month. As a result, losses were incurred on those long positions. Additional losses were incurred over the second portion of the month when the Partnership closed out its long positions and established new short positions, only to see prices rally following an announcement that OPEC would reduce production. During October, the Partnership incurred losses on the trading of natural gas futures. The Partnership entered the month with short natural gas positions, but these positions proved unprofitable as prices rallied during the first part of the month. In response to rising prices, the Partnership reversed its position from short to long, only to see prices decline in the latter part of the month. Additional losses were incurred from short crude oil and heating oil futures positions as prices moved higher earlier in the month in response to supply fears spurred by Middle East tensions, as well as strike threats in Nigeria. In the global interest rate markets, losses of approximately 4.7% were incurred primarily in the final four months of the year. Short positions in European
       and U.S. interest rate futures recorded losses as bond prices reversed higher amid a low interest rate environment, sporadic volatility in global equity markets, and the release of positive U.S. economic data that indicated low inflation in the U.S.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2005 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Manager was unable to offset positions of the Partnership, the Partnership could lose all of its assets and limited partners would realize a 100% loss.

In addition to the Trading Manager's internal controls, the Trading Manager must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Manager and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Manager to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures and forward contracts, traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk.
       There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of the Partnership?s net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

Second, the Partnership?s trading policies limit the amount of its Net Assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the
       Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total Net Assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31,
2005, which is incorporated by reference to Exhibit 13.01 of in this Form 10-K.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices,
       interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling
       techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2005 and 2004. At December 31, 2005 and 2004, the Partnership?s total capital-ization was approximately $53 million and $84 million, respectively.

Primary Market          December 31, 2005   December 31, 2004
Risk Category             Value at Risk       Value at Risk
Currency                		(1.48)%			(4.85)%

Interest Rate      			(1.35)              (2.28)

Equity                    	(1.12)	 		(1.01)

Commodity                	(0.82)			(1.66)

Aggregate Value at Risk   	(2.48)%		 	(6.00)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the
       Partnership?s open positions across all the market
categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2005 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2005 through December 31, 2005.

Primary Market Risk Category        High        Low      Average
Currency         				(4.15)%	  (1.48)%	   (2.90)%
Interest Rate                      (3.74)	  (1.14)	   (1.97)
Equity                             (1.12)	  (0.64)	   (0.86)
Commodity                          (4.68)	  (0.82)	   (2.96)
Aggregate Value at Risk          	(5.85)%	  (2.48)%	   (4.48)%

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

       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2004, and for the four quarter-end reporting periods during calendar year 2005.
 VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2005, such amount is equal to approximately 95% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

       Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk
       exposures and the risk management strategies of the
Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at December 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At December 31, 2005, the Partnership?s exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at December 31, 2005 was to the global interest rate sector. Exposure was primarily spread across U.S., European, and
       Japanese interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at December 31, 2005 was to the global stock index sector. Exposure was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2005, the Partnership?s primary exposures were to the NIKKEI 225 (Japan), NASDAQ 100 (U.S.), Euro Stoxx 50 (Europe), and DAX (Germany)
       stock indices.  The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.
Commodity.
Energy. At December 31, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At December 31, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, nickel, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market
       expectations influence price movements in these
markets. The Trading Manager utilizes trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At December 31, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposures were to the sugar, coffee, cotton, corn, and wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2005 were in euros, Canadian dollars, Swiss francs, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Supplementary data specified by Item 302 of Regulation S-K:

             Summary of Quarterly Results (Unaudited)


Quarter   Total Trading Results        Net          Net Income/
Ended   including interest income  Income/(Loss)  (Loss) Per Unit

2005
March 31        $(14,187,293)     $(15,907,974)       $(685.98)
June 30              536,752          (970,737)         (38.93)
September 30       1,126,913          (266,870)         (12.89)
December 31       (1,399,364)       (2,521,813)        (132.78)

Total           $(13,922,992)     $(19,667,394)       $(870.58)


2004
March 31        $  7,845,193      $  5,925,839        $ 230.44
June 30          (20,676,915)      (22,460,650)        (901.14)
September 30       5,091,000         3,518,163          148.89
December 31       21,458,318        19,776,961          837.12

Total           $ 13,717,596      $  6,760,313        $ 315.31




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

     (b)	There have been no material changes during the period
covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-
15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management?s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (?Management?) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of
       Financial Statements for external purposes in accordance with generally accepted accounting principles.
The Partnership?s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
       Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005.

Item 9B.  OTHER INFORMATION
None.


       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.


Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2005, Mr. Raymond A. Harris resigned his position as a Director of Demeter.

Effective May 1, 2005, Mr. Todd Taylor resigned his position as a
Director of Demeter.

Effective May 1, 2005, Mr. William D. Seugling resigned his position as a Director of Demeter.

Effective May 1, 2005, Ms. Louise M. Wasso-Jonikas resigned her position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 44, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Alternative Investments Group, responsible for overseeing all aspects of the firm?s Managed Futures Department. Mr. Rothman has been with the Managed Futures Department for nineteen years. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Mr. Richard A. Beech, age 54, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984, where he is presently an Executive Director in the Fixed Income Department. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Ms. Shelley Hanan, age 45, is a Director of Demeter. Ms. Hanan joined Morgan Stanley in 1984. She eventually became the Regional Manager of the Southwest for Private Wealth Management and a Senior Representative for the Morgan Stanley Foundation in Southern California. Her focus was senior relationship management of the firm?s largest private clients in the Southwest. Since January 2005, Ms. Hanan has held the position
       of Chief Operating Officer of the U.S. Client Coverage
Group and is a Managing Director. Ms. Hanan graduated from the University of California at San Diego with a B.A. in Psychology.

Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 40, is a Director of Demeter. Mr. Ketterer is a Managing Director at Morgan Stanley and is head of the Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution
       divisions of the firm.  Mr. Ketterer received his M.B.A.
from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Harry Handler, age 47, is a Director of Demeter. Mr. Handler serves as an Executive Director for Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Investment Solutions Division as Chief Infrastructure and Risk Officer. Additionally, Mr. Handler also serves as Chairman of the Morgan Stanley DW Best Execution Committee and manages the Global Wealth Management Group Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.
Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Mr. Kevin Perry, age 36, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	    MANAGEMENT


(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2005, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2005,
Demeter owned 203.309 Units of general partnership interest, representing a 1.05 percent interest in the Partnership.


(c)	Changes in Control ? None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $4,137,112 for the year ended December 31, 2005.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to the Financial Statements, ?Operating Expenses?, in the Annual
       Report to the Limited Partners for the year ended December
31, 2005.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments of the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $45,410 for the year ended December 31, 2005 and $48,810 for the year ended December 31, 2004.

(2)	Audit-Related Fees.  None.

(3)	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2005 and 2004 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.



       The Board of Directors of Demeter serves as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP are approved by the Board of Directors of Demeter and communicated to Morgan Stanley.


       PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


1. Listing of Financial Statements
   The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, are incorporated by reference to
   Exhibit 13.01 of this Form 10-K:
?	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2005, 2004, and 2003.

?	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2005 and
2004.

?	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2005, 2004, and 2003.

?	Notes to Financial Statements.

   With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
 Report to Limited Partners for the year ended December 31, 2005, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
   No Financial Statement schedules are required to be filed with this report.

3. Exhibits
   For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-2.


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

                           DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
                                (Registrant)

                           BY:  Demeter Management Corporation,
                                General Partner

March 31, 2006             BY: /s/ Jeffrey A. Rothman
                                   Jeffrey A. Rothman,
                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY: /s/ 	Jeffrey A. Rothman                    		March 31, 2006
	  	Jeffrey A. Rothman, President

    /s/    Richard A. Beech                      		March 31, 2006
           Richard A. Beech, Director

    /s/    Shelley Hanan   	             		March 31, 2006
           Shelley Hanan, Director

    /s/    Frank Zafran		           		March 31, 2006
	    	Frank Zafran, Director

    /s/ 	Douglas J. Ketterer                 		March 31, 2006
	 	Douglas J. Ketterer, Director

    /s/	Harry Handler		                 	March 31, 2006
	  	Harry Handler, Director

    /s/  	Kevin Perry			                 	March 31, 2006
	    	Kevin Perry, Chief Financial Officer




      	EXHIBIT INDEX

ITEM

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, is incorporated by reference to Exhibit A of the Partnership?s Prospectus, dated May 12, 1997, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 13,
1997.

10.01	Amended and Restated Management Agreement among the
Partnership, Demeter, and John W. Henry & Company, Inc., dated as of May 12, 1997, is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-19046) filed with the Securities and Exchange Commission on August 12, 2002.

10.01(a)	Amendment to Amended and Restated Management Agreement
between the Partnership and John Henry & Company, Inc., dated November 30, 2000, is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-
19046) filed with the Securities and Exchange Commission on January 3, 2001.

10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13,
2001.

10.03	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
19046) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13, 2001.

10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to
Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13, 2001.

10.07	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No.
0-19046) filed with the Securities and Exchange Commission on November 13, 2001.

13.01	December 31, 2005 Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification by President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes?Oxley Act of 2002.

32.02	Certification by Chief Financial Officer of Demeter
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

            December 31, 2005
            Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is no guarantee of future results.

                                                                                                           INCEPTION-  COMPOUND
                                                                                                            TO-DATE   ANNUALIZED
                       1991    1992  1993 1994  1995 1996 1997 1998 1999  2000 2001  2002 2003 2004  2005    RETURN     RETURN
FUND                    %       %     %    %     %    %    %    %    %     %    %     %    %    %     %        %          %
--------------------------------------------------------------------------------------------------------------------------------
Portfolio Strategy
 Fund...............   27.7    (6.4) 19.9 (5.4) 25.4 25.5 11.3 9.5  (6.9) 9.9  (6.0) 26.7 3.7  9.6  (24.2)   172.8       7.0
                     (11 mos.)
--------------------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
ANNUAL REPORT
2005

Dear Limited Partner:

  This marks the fifteenth annual report for the Dean Witter Portfolio Strategy Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $3,598.35 and returned -24.2% to $2,727.77 on December 31, 2005. The Fund has increased by 172.8% since it began trading in February 1991 (a compound annualized return of 7.0%).

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

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

                                      [CHART]

                                    [CHART]

                    Year ended December 31, 2005
                    ----------------------------
Currencies                    -14.92%
Interest Rates                -8.62%
Stock Indices                  2.38%
Energies                      -4.52%
Metals                        -1.41%
Agriculturals                 -1.41%

Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses resulted in the currency markets throughout the first and third quarter from positions in a variety of foreign currencies, such as the British pound, Swiss franc, euro, Czech koruna, Norwegian krone, South African rand, and both the Australian and New Zealand dollars, versus the U.S. dollar. During January, long European currency positions against the U.S. dollar resulted in losses after the U.S. dollar's value reversed sharply higher amid conflicting economic data and speculation for higher U.S. interest rates. Losses during February were recorded from newly established short European currency positions against the U.S. dollar after the U.S. dollar weakened due to comments by U.S. Federal Reserve Chairman Alan Greenspan regarding the considerable U.S. Current-Account deficit and U.S. dependence on foreign investment. During March, losses resulted from long European currency positions versus the U.S. dollar after the U.S. dollar reversed sharply higher due to an increase in U.S. interest rates and concerns for inflation. During August, long U.S. dollar positions against the British pound and Swiss franc resulted in losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from short U.S. dollar

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

 positions against the British pound, Swiss franc, and euro as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Meanwhile, the British pound weakened on expectations for further interest rate cuts by the Bank of England. In addition, the values of the Swiss franc and euro moved lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany's incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election.

.. Losses were recorded in the global interest markets rate during February from long positions in U.S., European, and Japanese interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Short positions in European and Japanese interest rate futures held during March also recorded losses after prices strengthened amid overall weakness in global equity markets. During July, losses resulted from long positions in U.S., European, and Japanese interest rate futures as prices reversed lower. European fixed-income prices declined amid strength in regional equity markets, and news of terrorist attacks on the London transport network. Long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. Within the Japanese interest rate markets, losses were recorded as prices declined following positive economic comments by the Japanese Ministry of Finance. During August, short positions in U.S., Japanese, and European fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Prices for U.S. interest rate futures also rallied on growing speculation that the U.S. Federal Reserve may stop raising interest rates sooner than previously thought. Within the Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July, also contributed to higher prices. Long positions in U.S. and European fixed-income futures held during September incurred losses as prices weakened after measurements of Hurricane Katrina's economic impact revealed they were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged, despite the fact that European Central Bank representatives had openly discussed the eventual need to hike rates due to concern for inflation risks. Additional losses stemmed from long positions in Australian bond futures. During the fourth quarter, losses resulted from short futures

DEAN WITTER PORTFOLIO STRATEGY FUND
 positions in global interest rate futures as fixed-income prices reversed higher amid reduced expectations for further increases in interest rates by central banks.

.. In the energy markets, losses were incurred primarily during the second and fourth quarter from long futures positions in crude oil and its related products, as well as in natural gas, after prices declined amid a reduction in demand, an economic slowdown in parts of the U.S. affected by Hurricanes Katrina and Rita, and reports that more refineries in the U.S. Gulf region resumed operations at full capacity. Prices continued to decline during October as supply worries eased on signs of adequate fuel stocks in the U.S. Also impacting long futures positions in natural gas was a sharp price reversal during December caused by weak demand, mild weather in Europe and the U.S., and the release of U.S. government data which showed a smaller-than-expected decline in supplies. Newly established short futures positions in crude oil and its related products held during December also incurred losses after prices finished higher on news of a rebound in energy demand.

.. Additional losses were incurred in the metals markets throughout a majority of the year from positions in precious metals futures as gold and silver prices fluctuated, driven by volatility in the U.S. dollar, as well as supply and demand concerns.

.. In the agricultural markets, losses resulted during the second quarter from futures positions in cocoa and corn as prices traded inconsistently in response to technically-based trading activity and supply and demand concerns. Long futures positions in wheat held during April also resulted in losses after prices fell in response to favorable weather in growing regions and reduced foreign demand. Futures positions in cotton also experienced losses as prices moved lower during May on supply increases and then reversed higher during June amid weather-related concerns. During the fourth quarter, long futures positions in cotton resulted in losses as prices reversed lower in response to weaker demand. Short futures positions in corn, soybeans and its related products established later in the quarter also incurred losses.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.


FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were achieved in the global stock index markets during the third and fourth quarter from long positions in Japanese stock index futures as prices increased amid the release of positive Japanese economic data, falling energy prices, and investor optimism for continued improvement in the Japanese economy during 2006.

Managed futures investments are speculative, involve a high degree of risk, use significant leverage, are generally illiquid, have substantial charges, are subject to conflicts of interest, and are suitable only for the risk capital portion of an investor's portfolio. Before investing in any managed futures investment, qualified investors should read the prospectus or offering documents carefully for additional information with respect to charges, expenses, and risks. Past performance is no guarantee of future results.

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

  The Partnership's internal control over financial reporting includes those policies and procedures that:

.. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

.. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership's transactions are being made only in accordance with authorizations of Management and directors; and

.. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.

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

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President

/s/ Kevin Perry
Kevin Perry
Chief Financial Officer

New York, New York
March 21, 2006

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Dean Witter Portfolio Strategy Fund L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Partnership and our report dated March 21, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter Portfolio Strategy Fund L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Portfolio Strategy Fund L.P. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2005 the Partnership modified its classification of cash within the statements of financial condition and the related statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                    ----------------------
                                                       2005        2004
                                                    ----------  ----------
                                                        $           $
                                    ASSETS
     Equity in futures interests trading accounts:
       Unrestricted cash                            49,372,848  62,718,232
       Restricted cash                               4,896,815  12,639,866
                                                    ----------  ----------
         Total cash                                 54,269,663  75,358,098
                                                    ----------  ----------
       Net unrealized gain on open contracts
        (MSIL)                                         555,721     346,786
       Net unrealized gain (loss) on open
        contracts (MS&Co.)                            (802,683)  8,306,807
                                                    ----------  ----------
         Total net unrealized gain (loss) on
          open contracts                              (246,962)  8,653,593
                                                    ----------  ----------
         Total Trading Equity                       54,022,701  84,011,691
     Interest receivable (Morgan Stanley DW)           143,702      92,757
     Due from Morgan Stanley DW                         35,002     346,576
                                                    ----------  ----------
         Total Assets                               54,201,405  84,451,024
                                                    ==========  ==========

                      LIABILITIES AND PARTNERS' CAPITAL

     LIABILITIES
     Redemptions payable                             1,050,448     520,757
     Accrued administrative expenses                   128,663     141,903
     Management fees payable                            90,272     140,750
                                                    ----------  ----------
         Total Liabilities                           1,269,383     803,410
                                                    ----------  ----------

     PARTNERS' CAPITAL

     Limited Partners (19,201.528 and
      22,957.780 Units, respectively)               52,377,441  82,610,177
     General Partner (203.309 and
      288.309 Units, respectively)                     554,581   1,037,437
                                                    ----------  ----------
         Total Partners' Capital                    52,932,022  83,647,614
                                                    ----------  ----------
         Total Liabilities and Partners' Capital    54,201,405  84,451,024
                                                    ==========  ==========

     NET ASSET VALUE PER UNIT                         2,727.77    3,598.35
                                                    ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                         -----------------------------------
                                             2005        2004        2003
                                         -----------  ----------  ----------
                                              $           $           $
  INVESTMENT INCOME
    Interest income (Morgan Stanley DW)    1,439,069     719,231     768,713
                                         -----------  ----------  ----------

  EXPENSES
    Brokerage commissions
     (Morgan Stanley DW)                   4,137,112   4,980,851   6,223,889
    Management fees                        1,265,126   1,554,188   1,924,277
    Transaction fees and costs               211,164     310,496     397,444
    Administrative expenses                  131,000     105,000     179,000
    Incentive fees                            --           6,748     975,207
                                         -----------  ----------  ----------
     Total Expenses                        5,744,402   6,957,283   9,699,817
                                         -----------  ----------  ----------

  NET INVESTMENT LOSS                     (4,305,333) (6,238,052) (8,931,104)
                                         -----------  ----------  ----------

  TRADING RESULTS
  Trading profit (loss):
    Realized                              (6,461,506) 10,571,095  15,621,964
    Net change in unrealized              (8,900,555)  2,427,270  (2,905,794)
                                         -----------  ----------  ----------
     Total Trading Results               (15,362,061) 12,998,365  12,716,170
                                         -----------  ----------  ----------

  NET INCOME (LOSS)                      (19,667,394)  6,760,313   3,785,066
                                         ===========  ==========  ==========

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                       (19,436,831)  6,669,406   3,737,635
  General Partner                           (230,563)     90,907      47,431

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                           (870.58)     315.31      117.04
  General Partner                            (870.58)     315.31      117.04

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                UNITS OF
                               PARTNERSHIP   LIMITED     GENERAL
                                INTEREST     PARTNERS    PARTNER      TOTAL
                               ----------- -----------  ---------  -----------
                                                $           $           $
Partners' Capital, December
31, 2002                       28,091.049   87,947,142    989,099   88,936,241
Net income                         --        3,737,635     47,431    3,785,066
Redemptions                    (2,397.183)  (8,277,353)   (90,000)  (8,367,353)
                               ----------  -----------  ---------  -----------
Partners' Capital, December
31, 2003                       25,693.866   83,407,424    946,530   84,353,954
Net income                         --        6,669,406     90,907    6,760,313
Redemptions                    (2,447.777)  (7,466,653)     --      (7,466,653)
                               ----------  -----------  ---------  -----------
Partners'
Capital, December 31, 2004     23,246.089   82,610,177  1,037,437   83,647,614
Net loss                           --      (19,436,831)  (230,563) (19,667,394)
Redemptions                    (3,841.252) (10,795,905)  (252,293) (11,048,198)
                               ----------  -----------  ---------  -----------
Partners' Capital, December
31, 2005                       19,404.837   52,377,441    554,581   52,932,022
                               ==========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF CASH FLOWS

                                     FOR THE YEARS ENDED DECEMBER 31,
                                   -----------------------------------
                                       2005        2004        2003
                                   -----------  ----------  ----------
                                        $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                  (19,667,394)  6,760,313   3,785,066
Noncash item included in net
 income (loss):
  Net change in unrealized           8,900,555  (2,427,270)  2,905,794
(Increase) decrease in operating
 assets:
  Restricted cash                    7,743,051   1,187,394  (2,944,237)
  Interest receivable
   (Morgan Stanley DW)                (50,945)     (46,406)     33,438
  Due from Morgan Stanley
   DW                                  311,574     (92,614)     45,772
Increase (decrease) in operating
 liabilities:
  Accrued administrative expenses     (13,240)     (46,463)     37,922
  Management fees payable             (50,478)      (1,324)     (7,587)
                                   -----------  ----------  ----------
Net cash provided by (used for)
 operating activities               (2,826,877)  5,333,630   3,856,168
                                   -----------  ----------  ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash paid from redemptions of
 Units                             (10,518,507) (7,552,457) (8,321,909)
                                   -----------  ----------  ----------
Net cash used for financing
 activities                        (10,518,507) (7,552,457) (8,321,909)
                                   -----------  ----------  ----------

Net decrease in unrestricted cash  (13,345,384) (2,218,827) (4,465,741)

Unrestricted cash at beginning of
 period                             62,718,232  64,937,059  69,402,800
                                   -----------  ----------  ----------

Unrestricted cash at end of
 period                             49,372,848  62,718,232  64,937,059
                                   ===========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------

2005 PARTNERSHIP NET ASSETS: $52,932,022                                 $              $              $               $
Commodity                                                             (126,786)       (0.24)        (397,387)        (0.75)
Equity                                                                 309,031         0.58            --              --
Foreign currency                                                      (633,115)       (1.19)       1,277,662          2.41
Interest Rate                                                              613          --          (491,974)        (0.93)
                                                                     ---------        -----        ---------         -----
  Grand Total:                                                        (450,257)       (0.85)         388,301          0.73
                                                                     =========        =====        =========         =====
  Unrealized Currency Loss

  Total Net Unrealized Loss per Statement of Financial Condition


2004 PARTNERSHIP NET ASSETS: $83,647,614
Commodity                                                              838,079         1.00          988,980          1.18
Equity                                                                 306,502         0.37         (359,609)        (0.43)
Foreign currency                                                     7,560,466         9.04*        (151,864)        (0.18)
Interest rate                                                         (319,373)       (0.38)         (93,022)        (0.11)
                                                                     ---------        -----        ---------         -----
  Grand Total:                                                       8,385,674        10.03          384,485          0.46
                                                                     =========        =====        =========         =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------

2005 PARTNERSHIP NET ASSETS: $52,932,022                                $
Commodity                                                            (524,173)
Equity                                                                309,031
Foreign currency                                                      644,547
Interest Rate                                                        (491,361)
                                                                    ---------
  Grand Total:                                                        (61,956)

  Unrealized Currency Loss                                           (185,006)
                                                                    ---------
  Total Net Unrealized Loss per Statement of Financial Condition     (246,962)
                                                                    =========

2004 PARTNERSHIP NET ASSETS: $83,647,614
Commodity                                                           1,827,059
Equity                                                                (53,107)
Foreign currency                                                    7,408,602
Interest rate                                                        (412,395)
                                                                    ---------
  Grand Total:                                                      8,770,159

  Unrealized Currency Loss                                           (116,566)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    8,653,593
                                                                    =========

*No single contract's value exceeds 5% of Net Assets.

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

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a prevailing rate for U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on Futures Interests.
  The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


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

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co., and MSIL to be used as margin for trading; and (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value.
  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's Statements of Financial Condition.
  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis, at 80% and 100%, respectively, of the rates Morgan Stanley DW and MS&Co., respectively, charges parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's month-end Net Assets applied on a per trading program basis.

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

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2005 presentation. Such reclassifications have no impact on the Partnership's reported net income
(loss).

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

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


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

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

      NET UNREALIZED GAINS/(LOSSES)
            ON OPEN CONTRACTS        LONGEST MATURITIES
     ------------------------------  -------------------
                  OFF-                           OFF-
     EXCHANGE-  EXCHANGE-            EXCHANGE- EXCHANGE-
YEAR  TRADED     TRADED     TOTAL     TRADED    TRADED
---- ---------  --------- ---------  --------- ---------
         $          $         $
2005  (891,509)   644,547  (246,962) Dec. 2006 Mar. 2006
2004 1,244,992  7,408,601 8,653,593  Dec. 2005 Mar. 2005

  The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statement, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $53,378,154 and $76,603,090 at December 31, 2005 and 2004, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the

DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)

net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2005:                                 $3,598.35
                                                                  ---------
NET OPERATING RESULTS:
 Interest Income                                                      66.35
 Expenses                                                           (264.87)
 Realized Loss                                                      (261.66)
 Unrealized Loss                                                    (410.40)
                                                                  ---------
 Net Loss                                                           (870.58)
                                                                  ---------
NET ASSET VALUE, DECEMBER 31, 2005:                               $2,727.77
                                                                  =========

FOR THE 2005 CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
 Net Investment Loss                                                 (6.9)%
 Expenses before Incentive fees                                        9.2%
 Expenses after Incentive fees                                         9.2%
 Net Loss                                                           (31.7)%
TOTAL RETURN BEFORE INCENTIVE FEES                                  (24.2)%
TOTAL RETURN AFTER INCENTIVE FEES                                   (24.2)%

INCEPTION-TO-DATE RETURN                                             172.8%
COMPOUND ANNUALIZED RETURN                                             7.0%

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