Form 10-Q
period 2006-03-31
DEAN WITTER PORTFOLIO STRATEGY FUND LP
filed 2006-05-10
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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


Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer____  Accelerated filer____  Non-accelerated filer X


Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


	       <table> DEAN WITTER PORTFOLIO STRATEGY FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of March 31, 2006
	(Unaudited) and December 31, 2005..........................2

	Statements of Operations for the Quarters
	Ended March 31, 2006 and 2005 (Unaudited)..................3

	Statements of Changes in Partners? Capital for the
Quarters Ended March 31, 2006 and 2005 (Unaudited) ........4

	Statements of Cash Flows for the Quarters Ended
	March 31, 2006 and 2005 (Unaudited) .......................5

	Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations.......12-22

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.........................................23?36

Item 4.	Controls and Procedures................................36


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................37

Item 5.	Other Information......................................37

Item 6.	Exhibits............................................37-38


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	    March 31,	December 31,
	        2006      	       2005
	           $	          $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	38,889,646	49,372,848
	Restricted cash	    4,941,959	   4,896,815

	     Total cash	  43,831,605	  54,269,663

Net unrealized gain (loss) on open contracts (MS&Co.)	2,523,113	      (802,683)
Net unrealized gain on open contracts (MSIL)	           314,280	    555,721

	     Total net unrealized gain (loss) on open contracts	   2,837,393	   (246,962)

	     Total Trading Equity	   46,668,998	54,022,701

Interest receivable (Morgan Stanley DW)	138,347	143,702
Due from Morgan Stanley DW	          81,559	        35,002

	Total Assets	  46,888,904	 54,201,405

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,317,723	1,050,448
Accrued administrative expenses	138,126	     128,663
Management fees payable	       78,048	       90,272

	Total Liabilities	  1,533,897  	   1,269,383

Partners? Capital

Limited Partners (18,078.439 and
  19,201.528 Units, respectively)	44,884,992	52,377,441
General Partner (189.309 and
   203.309 Units, respectively)	        470,015	      554,581

	Total Partners? Capital	    45,355,007 	  52,932,022

	Total Liabilities and Partners? Capital	   46,888,904	  54,201,405
NET ASSET VALUE PER UNIT	       2,482.79	       2,727.77

	The accompanying notes are an integral part of these financial statements.


       <table> 	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	      For the Quarters Ended March 31,


                                                                         		         2006    	      2005
                                                                               	                      $		         $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		    392,743			      308,743

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		877,611	1,272,073
	Management fees	      	    238,109	345,136
	Transaction fees and costs		47,919	69,472
	Administrative expenses		      36,000	      34,000

		   Total Expenses		  1,199,639	  1,720,681

NET INVESTMENT LOSS	                                    (806,896)            	    (1,411,938)

TRADING RESULTS
Trading profit (loss):
	Realized			 (7,050,593)	(8,583,968)
	Net change in unrealized		     3,084,355	   (5,912,068)

		    Total Trading Results		   (3,966,238)	  (14,496,036)

NET LOSS	                                          (4,773,134)           	    (15,907,974)

NET LOSS ALLOCATION

	Limited Partners                                             		(4,723,327)        	 (15,710,198)
	General Partner                                                              		(49,807)	 (197,776)

NET LOSS PER UNIT

	Limited Partners                                                  		              (244.98)
    	(685.98)
	General Partner                                                   		          (244.98)
  	(685.98)








	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)




	  Units of
	    Partnership	Limited	  General
	   Interest   	Partners	  Partner	Total
		$	 $	$

Partners? Capital,
     December 31, 2004	23,246.089	82,610,177	    1,037,437	83,647,614

Net Loss	?       	(15,710,198)	(197,776)	(15,907,974)

Redemptions	     (598.829)	  (1,782,544)	     ?        	  (1,782,544)

Partners? Capital,
     March 31, 2005	  22,647.260	  65,117,435	   839,661	  65,957,096




Partners? Capital,
     December 31, 2005	19,404.837	52,377,441	 554,581	52,932,022

Net Loss	?       	(4,723,327)	(49,807)	(4,773,134)

Redemptions	     (1,137.089)	  (2,769,122)	   (34,759)	  (2,803,881)

Partners? Capital,
     March 31, 2006	  18,267.748	  44,884,992	   470,015	  45,355,007














The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Quarters Ended March 31,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(4,773,134)	(15,907,974)
Noncash item included in net loss:
	Net change in unrealized	(3,084,355)	5,912,068

(Increase) decrease in operating assets:
	Restricted cash	(45,144)	(63,609)
	Interest receivable (Morgan Stanley DW)	5,355	(24,781)
	Due from Morgan Stanley DW	(46,557)	22,739

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	        9,463	        13,116
	Management fees payable	        (12,224)	        (29,142)

Net cash used for operating activities	   (7,946,596)	(10,077,583)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	  (2,536,606)	   (1,541,694)

Net cash used for financing activities	   (2,536,606)	   (1,541,694)

Net decrease in unrestricted cash	(10,483,202)	(11,619,277)

Unrestricted cash at beginning of period	  49,372,848	   62,718,232

Unrestricted cash balance at end of period	  38,889,646	  51,098,955








	The accompanying notes are an integral part of these financial statements.

       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.


NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Portfolio Strategy Fund L.P. (the ?Partnership?).
 The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Dean Witter Portfolio Strategy Fund L.P. is a Delaware limited partnership organized in 1990 to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

3.  Financial Instruments
The Partnership trades futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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



       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	 Net Unrealized Gains/(Losses)
	       on Open Contracts	              Longest Maturities
		  Off-				        Off-
	Exchange-	Exchange-		  Exchange-    Exchange-
Date              Traded 	 Traded 	Total 	   Traded  	    Traded
	   $	   $	  $
Mar. 31, 2006    3,778,147		(940,754)	2,837,393	Mar. 2007   	Jun. 2006
Dec. 31, 2005   	(891,509)	644,547	(246,962)	Dec. 2006   	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $47,609,752 and $53,378,154 at March 31, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is
       DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency con-tracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.





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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading program to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period.
It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during
       the period in question.  Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit
(loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $(3,573,495) and expenses totaling $1,199,639, resulting in a net loss of $4,773,134 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit decreased from $2,727.77 at December 31, 2005 to $2,482.79 at March 31,
2006.

The most significant trading losses of approximately 9.5% were recorded in the currency markets from long U.S. dollar positions against the Japanese yen, Swiss franc, and the euro as the value of the U.S. dollar reversed lower against these currencies during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might move to diversify some of its assets into other currencies. Additional losses in the currency markets were experienced during February from long positions in the euro, British pound, and Swiss franc against the U.S. dollar as the value of these European currencies declined on speculation of a reduction in U.K. interest rates and strength in the U.S. dollar due to the renewed prospects for higher rates in the U.S.
       Further losses during February were incurred from short positions in the Japanese yen versus the U.S. dollar as the value of the yen increased amid the release of better-than-expected Japanese machinery orders data and intense speculation that the Bank of Japan may move to tighten monetary policy in Japan. During March, losses were incurred from short positions in the Japanese yen against the U.S. dollar as the value of the yen reversed higher after comments from U.S. Treasury Undersecretary Adams warning Japan against preventing the yen from strengthening. Additional currency losses during March were experienced from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker-than-expected. In the energy markets, losses of approximately 4.2% were experienced from long positions in crude oil and its related products as prices declined during February after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S.
Northeast.    Further losses in the energy markets were recorded
during March from short positions in the aforementioned products as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Elsewhere in the energy markets, losses were incurred during March from short positions in natural gas futures as prices advanced on news
       from the U.S. Department of Energy that domestic reserves were lower-than-expected. Within the agricultural markets, losses of approximately 0.3% were recorded, primarily during January, from short positions in coffee futures as prices increased sharply early in the month amid news of a smaller crop in Brazil, the world?s largest producer. Additional losses were experienced from newly established long positions in coffee futures during February as prices reversed lower. Elsewhere in the agricultural sector, losses were experienced during March from long positions in wheat futures as prices fell on forecasts for above-average rainfall in U.S. growing regions. A portion of these losses for the quarter was offset by gains of approximately 3.2% in the metals markets during January and March from long positions in copper, aluminum, zinc, and nickel as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also boosted after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metals. Additional gains of approximately 1.3% were recorded in the global stock index futures markets from long positions in European, Australian, and Japanese stock index futures as global equity markets trended higher on strong corporate earnings, and solid economic data.
       Smaller gains of approximately 0.1% were recorded,
primarily during March, from short positions in European interest rate futures as prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union will continue to rise.


For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(14,187,293) and expenses totaling $1,720,681, resulting in a net loss of $15,907,974 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $3,598.35 at December 31, 2004 to $2,912.37 at March 31, 2005.

The most significant trading losses of approximately 19.1% were incurred in the currency markets throughout the quarter from long positions in a variety of foreign currencies versus the U.S. dollar. During January, long European currency and Japanese yen positions against the U.S. dollar resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in the U.S. trade deficit numbers from November, and speculation for higher U.S. interest rates. The U.S. dollar also advanced in response to speculation that the Chinese government would postpone its revaluation of the Chinese yuan for the future. During February, currency sector losses stemmed from long yen positions early in the month as the U.S. dollar?s value touched a two-month high against the yen due to positive sentiment for the Bush Administration?s budget proposal. Relaxed speculation that China would re-value its currency following the Group of Seven (?G-7 countries?) meetings also boosted the U.S. dollar. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Further losses during February were recorded from newly established short yen positions, as well as from existing short European currency positions, against the U.S. dollar, as the U.S. dollar weakened due to concerns for the considerable U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. The U.S. dollar weakened further due to a larger-than-expected drop in January?s leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, losses resulted from long European currency positions versus the U.S. dollar after the U.S. dollar reversed sharply higher in response to an increase in U.S. interest rates and concerns for inflation. Additional losses of approximately 4.2% in the global interest rate markets were recorded during February and March.
Long positions in European interest rate futures experienced losses during February as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. During March, short positions in European and Japanese interest rate futures experienced additional losses due to higher prices resulting from overall weakness in global equity markets and the emergence of poor Japanese economic data that signaled the potential for another recession in that country. Losses of approximately 2.1% recorded in the metals markets were incurred throughout the quarter from positions in precious metals futures. Long positions during January recorded losses after prices weakened amid renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. Losses recorded during February stemmed from short precious metals futures positions after prices advanced amid speculative buying spurred by the U.S. dollar weakness. During March, long futures positions in precious metals incurred losses after prices declined amid renewed U.S. dollar strength. A portion of the Partnership?s overall losses was offset by gains of approximately 5.4% recorded in the energy markets, primarily during February and March, from long futures positions in crude oil and its related products. During February, long futures positions benefited as prices climbed higher in response to International Energy Agency announcements alerting to possible supply reductions caused by increased demand from China. Fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and the perception that OPEC was intent on maintaining higher price levels also boosted prices. During March, long positions profited from rising prices bolstered by OPEC?s announcements for no increases in output. Also boosting prices was an Energy Information Administration report that stated U.S.
inventories of gasoline and heating oil measured
significantly lower-than-expected. The weaker U.S. dollar value also triggered crude oil demand from countries such as Japan and China. Finally, prices soared at the end of March after Goldman Sachs analysts warned that oil prices could reach $105 a barrel in the future. Additional sector gains were achieved from long futures positions in natural gas as prices advanced in tandem with crude oil prices. Gains of approximately 0.3% were achieved in the global stock index markets, during February, from long positions in Pacific Rim and European equity index futures as equity prices moved higher amid successful elections in Iraq and lower-than-expected U.S. unemployment data. Long positions in Pacific Rim equity index futures continued to profit as prices advanced after positive economic data reflected the potential for future economic growth in the Far East. Finally, stronger-than-expected growth in U.S. Gross Domestic Product pushed global stocks higher as investors welcomed the benefits of an improving economy. Partnership gains of approximately 0.3% were recorded in the agricultural markets during January and March from long futures positions in coffee as prices rose amid support from speculative buying and concerns for dry weather in Brazilian growing regions.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $45 million and $66 million, respectively.

Primary Market		    March 31, 2006       March 31, 2005
Risk Category			Value at Risk		 Value at Risk

Interest Rate                (2.66)%	(1.65)%
Currency                     (1.03) 	(3.23)
Equity                       (0.85)		(0.87)
Commodity                    (0.94)		(4.68)
Aggregate Value at Risk      (3.37)%	(5.85)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category        High      Low      Average
Interest Rate	(3.74)%	(1.14)%	(2.22)%

Currency	(4.15)	(1.03)	(2.34)

Equity	(1.12)	(0.64)	(0.86)

Commodity	(3.44)	(0.82)	(2.02)

Aggregate Value at Risk	(5.72)%	(2.48)%	(3.86)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at March 31, 2005, and for the four quarter-
end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 92% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-
       sensitive instruments, in relation to the Partnership?s
Net Assets.

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

       The following were the primary trading risk exposures of the
Partnership at March 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. As of March 31, 2006, the primary market exposure of the Partnership was to the global interest sector. Exposure was primarily spread across European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Currency.  The second largest market exposure of the
Partnership at March 31, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2006, the Partnership?s exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At March 31, 2006, the Partnership had exposure to the global stock index sector, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2006, the Partnership?s primary exposures were to the NIKKEI 225 (Japan), Euro Stoxx 50 (Europe), ASX-AOI (Australia), and NASDAQ 100 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
Energy. At March 31, 2006, the third largest market exposure of the Partnership was in the energy sector. The
Partnership?s energy exposure was to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At March 31, 2006, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper and aluminum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading
Manager utilizes trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

       Soft Commodities and Agriculturals.  At March 31,
2006, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposures were to the sugar, cotton, soybeans, coffee, and wheat markets.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2006 were in euros, Japanese yen, Australian dollars, British pounds, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Manager, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 5. OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.

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



                        Dean Witter Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2006            By:/s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.















DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)






DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)