Form 10-Q
period 2006-06-30
MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
filed 2006-08-09
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from               to__________________

Commission File Number 0-19046

	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

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


Dean Witter Portfolio Strategy Fund L.P.


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

Large accelerated filer___Accelerated filer____Non-accelerated filer X


Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


	       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

(formerly, Dean Witter Portfolio Strategy Fund L.P.)

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2006




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Statements of Financial Condition as of June 30, 2006
	(Unaudited) and December 31, 2005..........................2

	Statements of Operations for the Three and Six Months
	Ended June 30, 2006 and 2005 (Unaudited)...................3

	Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2006 and 2005 (Unaudited)........4

	Statements of Cash Flows for the Six Months Ended
	June 30, 2006 and 2005 (Unaudited).........................5

	Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations.......12-26

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.........................................27?40

Item 4.	Controls and Procedures................................40


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................41

Item 5.	Other Information......................................41

Item 6.	Exhibits...............................................42


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
	STATEMENTS OF FINANCIAL CONDITION
	    June 30,	December 31,
	        2006      	       2005
	           $	          $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	41,035,667	49,372,848
	Restricted cash	    3,546,148	   4,896,815

	     Total cash	  44,581,815 	 54,269,663

Net unrealized loss on open contracts (MS&Co.)	(1,513,949)	      (802,683)
Net unrealized gain (loss) on open contracts (MSIL)	          (105,044)	     555,721

	     Total net unrealized loss on open contracts	   (1,618,993)	    (246,962)

	     Total Trading Equity	   42,962,822	54,022,701

Interest receivable (Morgan Stanley DW)	141,669	143,702
Due from Morgan Stanley DW	       103,685	        35,002

	Total Assets	   43,208,176	 54,201,405

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	736,831	1,050,448
Accrued administrative expenses	108,161	     128,663
Management fees payable	        71,953	       90,272

	Total Liabilities	      916,945  	   1,269,383

Partners? Capital

Limited Partners (17,138.753 and
  19,201.528 Units, respectively)	41,853,353	52,377,441
General Partner (179.309 and
   203.309 Units, respectively)	        437,878	      554,581
	Total Partners? Capital	    42,291,231 	  52,932,022
	Total Liabilities and Partners? Capital	    43,208,176	  54,201,405
NET ASSET VALUE PER UNIT	        2,442.03	       2,727.77

	The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
	STATEMENTS OF OPERATIONS
(Unaudited)



                               For the Three Months	                      For the Six Months
  	      Ended June 30,     	             Ended June 30,

                                          	    2006   	             2005    	      2006   	    2005
                                                  $	                $	       $ 	$
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   444,857	     328,942	    837,600	       637,685

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	607,862	1,101,129	1,485,473	2,373,202
	Management fees	      238,742	    310,370	476,851	   655,506
	Administrative expenses	34,000	35,000	70,000	69,000
	Transaction fees and costs	      28,283	             60,990	       76,202	       130,462

		   Total Expenses 	    908,887	   1,507,489	   2,108,526	     3,228,170

NET INVESTMENT LOSS 	   (464,030) 	  (1,178,547)	  (1,270,926)	   (2,590,485)

TRADING RESULTS
Trading profit (loss):
	Realized	 4,386,128	(2,067,149)	(2,664,465)	(10,651,117)
	Net change in unrealized	 (4,456,386)	   2,274,959 	   (1,372,031)	       (3,637,109)

		   Total Trading Results	      (70,258)	       207,810	   (4,036,496)	  (14,288,226)

NET LOSS	    (534,288)	     (970,737)	   (5,307,422)	 (16,878,711)

NET LOSS ALLOCATION

	Limited Partners	(526,571)	(959,515)	(5,249,898)	(16,669,713)
	General Partner 	(7,717)	(11,222)	        (57,524)	(208,998)


NET LOSS PER UNIT

	Limited Partners                    (40.76)             (38.93)         (285.74)       (724.91)
	General Partner                     (40.76)             (38.93)         (285.74)       (724.91)


	The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2006 and 2005
	(Unaudited)




	  Units of
	    Partnership	Limited	  General
	   Interest   	Partners	  Partner	Total
		$	 $	$

Partners? Capital,
     December 31, 2004	23,246.089	82,610,177	    1,037,437	83,647,614

Net Loss	?       	(16,669,713)	(208,998)	(16,878,711)

Redemptions	   (1,225.802)	  (3,494,894)	     ?        	  (3,494,894)

Partners? Capital,
     June 30, 2005	  22,020.287	  62,445,570	   828,439	  63,274,009




Partners? Capital,
     December 31, 2005	19,404.837	52,377,441	 554,581	52,932,022

Net Loss	?       	(5,249,898)	(57,524)	(5,307,422)

Redemptions	   (2,086.775)	  (5,274,190)	  (59,179)	    (5,333,369)

Partners? Capital,
     June 30, 2006	  17,318.062	  41,853,353	   437,878	  42,291,231












The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Six Months Ended June 30,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(5,307,422)	(16,878,711)
Noncash item included in net loss:
	Net change in unrealized	1,372,031	3,637,109

(Increase) decrease in operating assets:
	Restricted cash	1,350,667	5,104,204
	Interest receivable 	2,033	(17,602)
	Due from Morgan Stanley DW	(68,683)	91,311

Decrease in operating liabilities:
	Accrued administrative expenses	(20,502)	        (7,091)
	Management fees payable	     (18,319)	          (34,417)

Net cash used for operating activities	  (2,690,195)	     (8,105,197)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	  (5,646,986)	    (3,702,118)

Net cash used for financing activities	  (5,646,986)	   (3,702,118)

Net decrease in unrestricted cash	(8,337,181)	(11,807,315)

Unrestricted cash at beginning of period	   49,372,848	   62,718,232

Unrestricted cash at end of period	   41,035,667	  50,910,917





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)


NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Portfolio Strategy Fund L.P. (formerly known as Dean Witter Portfolio Strategy Fund L.P.) (the ?Partnership?).
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Portfolio Strategy Fund L.P. (formerly known as Dean Witter Portfolio Strategy Fund L.P.) is a Delaware limited partnership organized in 1990 to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective July 20, 2006, Dean Witter Portfolio Strategy Fund L.P.
was renamed to Morgan Stanley Portfolio Strategy Fund L.P.

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





       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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



       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	 Net Unrealized Gains/(Losses)
	       on Open Contracts	              Longest Maturities
		  Off-				        Off-
	Exchange-	Exchange-		  Exchange-    Exchange-
Date              Traded 	 Traded 	Total 	   Traded  	    Traded
	   $	   $	  $
Jun. 30, 2006  	(734,559)	(884,434)	(1,618,993)	Jun. 2007		Sep. 2006
Dec. 31, 2005   	(891,509)	644,547	(246,962)	Dec. 2006   	Mar. 2006
The Partnership has credit risk associated with counterparty non-
performance.  As of the date of the financial statements, the credit risk associated with the instruments in which the
Partnership trades is limited to the amounts reflected in the
Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


contracts, which funds, in the aggregate, totaled $43,847,256 and $53,378,154 at June 30, 2006 and December 31, 2005,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading program to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $374,599 and expenses totaling $908,887, resulting in a net loss of $534,288 for the three months ended
June 30, 2006. The Partnership?s net asset value per Unit decreased from $2,482.79 at March 31, 2006 to $2,442.03 at June
30, 2006.

The most significant trading losses of approximately 2.0% were recorded in the currency markets towards the beginning of June from long positions in the Japanese yen versus the U.S. dollar as the value of the yen moved lower amid speculation that the Bank of Japan would continue its ?zero-interest-rate? policy.
During the second half of June, newly established short positions in the Japanese yen experienced additional losses as the value of the yen reversed higher against the U.S. dollar after hawkish comments from the head of the Bank of Japan raised expectations the Bank of Japan may end its ?zero-interest-rate? policy sooner than expected. Long positions in the Australian dollar versus the U.S. dollar also incurred losses during June as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program. The value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th consecutive rate hike on June 29. Within the agricultural markets, losses of approximately 1.4% were incurred during May from long futures positions in sugar as prices weakened on consolidation after a long upward trend in previous months. Additional losses were incurred from long futures positions in soybean and coffee, as soybean prices reversed lower on news that supplies will increase and U.S. exports will decrease, while coffee prices declined after estimates that Brazil?s coffee crop was larger-than-expected. Further losses were incurred during June from short positions in wheat, soybean, and corn futures as prices reversed higher amid reports of stronger demand and large volumes of speculative buying. Smaller losses of approximately 0.7% were incurred in the global equity index markets during May from long futures positions in the Japanese, Australian, and European stock indices. Japanese equity index prices suffered from a heavy sell-off as investors expressed concerns that the Japanese economy, which is heavily dependent on exports, could be significantly impacted by a global economic slowdown. Meanwhile, Australian indices fell in tandem with declining commodity prices. Finally, European stock indices declined due to inflation concerns and uncertainty regarding future interest rate policy. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 1.8% in the metals markets primarily during the first quarter from long futures positions in precious metals, such as gold and silver, as well as in the base metals markets, such as copper and aluminum. Gold and silver prices both rallied to 25-year highs, benefiting from strong demand and lagging supply. Demand for the precious metals was also boosted by continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high oil prices, and strong global economic growth. Within the base metals, prices rallied sharply during April to record highs as strong global industrial demand from the U.S., China, and India helped push prices higher. Within the global interest rate markets, gains of approximately 0.8% were generated during April from short positions in German, British, U.S., and Japanese fixed-income futures. Within European markets, strong economic growth and concerns about rising oil prices pushed prices for German and British debt futures lower. Similarly, in the U.S., yields on the 10-year Treasury Note and 30-year Treasury Bond climbed higher, pushing prices lower, following the release of stronger-than-expected economic data. Japanese interest rate futures also dropped as growing speculation that the Bank of Japan will end its ?ultra-easy? monetary policy and begin to increase interest rates weighed on prices. Small gains of approximately 0.3% were experienced within the energy markets from long gas oil and crude oil futures positions as prices trended higher amid strong demand, supply concerns involving Iran, and the limited ability of oil refineries to refine more oil.


       The Partnership recorded total trading results including interest income totaling $(3,198,896) and expenses totaling $2,108,526, resulting in a net loss of $5,307,422 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $2,727.77 at December 31, 2005 to $2,442.03 at June 30, 2006.

The most significant trading losses of approximately 11.4% were incurred in the currency markets from both long and short positions in the Japanese yen as prices moved without consistent direction on uncertainty regarding future interest rate policy by the Bank of Japan. Long positions in the Swiss franc and Australian dollar versus the U.S. dollar also incurred losses during June as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program. Within the energy markets, losses of approximately 4.0% were experienced from long futures positions in crude oil and its related products as prices declined during February after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in the aforementioned products as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.
Elsewhere in the energy markets, losses were incurred during March from short positions in natural gas futures as prices advanced on news from the U.S. Department of Energy that domestic reserves were lower-than-expected. Smaller losses of approximately 1.7% were recorded in the agricultural markets from long positions in soybean and coffee futures as soybean prices reversed lower on news that supplies will increase and U.S. exports will decrease, while coffee prices moved lower after estimates that Brazil?s coffee crop were larger-than-expected. Further losses in the agricultural complex were incurred towards the end of June from short positions in wheat, soybean, and corn futures as prices reversed higher amid reports of stronger demand and large volumes of speculative buying.
 A portion of these losses was offset by gains of approximately 5.0% in the metals markets from long positions in copper futures as prices rallied sharply to record highs amid strong global industrial demand from the U.S., China, and India helped push prices higher. Gains were also recorded from long futures positions in gold and silver as prices moved higher on continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high oil prices, and strong global economic growth.
 Additional gains of approximately 0.9% were recorded during March and April from short positions in German, British, and U.S. fixed-income futures. Within the European markets, rising equity prices and strong economic growth pushed prices for German and British fixed-income futures lower. Similarly, U.S. fixed-income prices moved lower following the release of stronger-than-expected economic data. Smaller gains of approximately 0.6% were recorded in the global stock index futures markets primarily during March from long positions in European, Australian, and Japanese stock index futures as global equity markets trended higher on strong corporate earnings and solid economic data.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $536,752 and expenses totaling $1,507,489, resulting in a net loss of $970,737 for the three months ended
June 30, 2005. The Partnership?s net asset value per Unit decreased from $2,912.37 at March 31, 2005 to $2,873.44 at June
30, 2005.

The most significant trading gains of approximately 10.3% were achieved in the currency markets from short positions in the euro and Swiss franc versus the U.S. dollar as the U.S. dollar?s value increased amid China?s reluctance to re-value the Chinese yuan and weaker-than-expected French economic news. Short positions continued to benefit during June as euro weakness resulted from market pessimism for the future of Europe?s integration and economic weakness. Additional Partnership gains of approximately 9.5% were recorded in the global interest rate markets primarily during May and June from long positions in European interest rate futures. During May, prices moved higher amid increased investor
       demand for safe-haven investments amid uncertainty
regarding significant hedge fund trading losses, European Central Bank rejections for increases in European interest rates, and concerns for Europe?s integration process. Later in the month, prices climbed higher after French voters rejected the European Union constitution, raising concerns about the future of the European integration process. During June, prices continued to rise supported by the European Central Bank?s decision to maintain Europe?s key interest rate. Long positions experienced further gains after prices strengthened amid a reduction in Swedish interest rates, the release of weaker-than-expected French consumer spending data, and higher oil prices. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 13.1% in the energy markets. During April, long futures positions in crude oil, its related products, and natural gas resulted in losses as prices reversed sharply lower after U.S. government data pointed to greater production, lower demand, and signs of slower economic growth. During June, short natural gas and crude oil positions experienced losses as prices reversed higher on supply worries. Further losses were recorded later in June from newly established long crude oil positions as prices reversed lower in response to news of rising U.S. oil supplies. Additional Partnership losses of approximately 2.4% were incurred in the metals markets from positions in both precious and base metals. During April and May, long futures positions in silver and base metals recorded
       losses as metals prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, losses were recorded from short gold positions after prices reversed higher amid technically-based buying. Long base metals positions also experienced losses as falling prices resulted from a higher U.S. dollar and news of decreased demand. Losses of approximately 2.3% were recorded in the global stock index markets from positions in Japanese, European, and U.S. stock index futures. During April, long positions incurred losses as global equity prices declined amid U.S. economic growth concerns and higher oil costs. During May, short Japanese stock index futures incurred losses as prices moved higher in response to Bank of Japan governor Fukui?s comments regarding the Bank of Japan?s commitment to maintaining a soft monetary policy. Short European and U.S. positions also resulted in losses during May after prices finished higher on strong U.S. inflation data and weakness in the euro. Partnership losses of approximately 1.9% were recorded in the agricultural markets from futures positions in corn, wheat, and cotton. During April, long corn and wheat positions incurred losses after prices fell in response to favorable weather in growing regions, improved crop conditions,
and reduced foreign demand.    During May, short corn positions
recorded losses as prices increased due to weather-related concerns for newly-planted crops in the U.S. Long cotton positions also resulted in losses during May as prices moved
       lower on supply increases.  During June, short cotton positions incurred losses amid weather-related concerns for supply.

The Partnership recorded total trading results including interest income totaling $(13,650,541) and expenses totaling $3,228,170, resulting in a net loss of $16,878,711 for the six months ended
June 30, 2005. The Partnership?s net asset value per Unit decreased from $3,598.35 at December 31, 2004 to $2,873.44 at June 30, 2005.

The most significant trading losses of approximately 10.8% resulted in the currency markets throughout the first quarter from positions in a variety of foreign currencies versus the U.S. dollar. During January, long Japanese yen and European currency positions against the U.S. dollar resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data and speculation for higher U.S. interest rates. During February, losses stemmed from long yen positions early in the month as the U.S. dollar?s value touched a two-month high against the yen due to positive sentiment for the Bush Administration?s budget proposal. Further losses during February were recorded from newly established short yen positions, as well as from existing short European currency positions against the U.S. dollar. During March, losses resulted from long European currency positions versus the U.S. dollar after the U.S. dollar
       reversed sharply higher due to an increase in U.S.
interest rates and concerns for inflation. Losses were also recorded during April from short yen positions as its value reversed higher amid heightened speculation for a possible re-valuation of the Chinese yuan. Additional losses of approximately 8.4% were incurred in the energy markets during April and June. During April, long futures positions in crude oil and its related products resulted in losses as prices reversed sharply lower after U.S. government data pointed to greater production and signs of slower economic growth. Losses were also incurred during April from long positions in natural gas as prices declined with crude oil prices. During June, losses stemmed from futures positions in crude oil, its related products, and natural gas. Short natural gas positions experienced losses early as prices reversed higher on supply worries caused by a tropical storm in the Gulf of Mexico. Short crude oil positions also experienced losses after prices increased due to news of weak supply. Losses of approximately 4.4% were recorded in the metals markets throughout a majority of the year from positions in precious metals futures as gold and silver prices fluctuated, driven by volatility in the U.S.
dollar, as well as supply and demand concerns.    Additional
losses of approximately 2.0% resulted in the global stock index markets during April and May from positions in Japanese, U.S., and European stock index futures. During April, long Japanese and European positions incurred losses as global equity prices
       declined amid U.S. economic growth concerns and higher oil costs. During May, short Japanese stock index futures incurred losses as prices moved higher in response to Bank of Japan governor Fukui?s comments regarding the Bank of Japan?s commitment to maintaining a soft monetary policy. Short European and U.S. positions also resulted in losses during May after prices finished higher on strong U.S. inflation data and weakness in the euro. The agricultural markets resulted in losses of approximately 1.6%, primarily during the second quarter from positions in corn, cocoa, and sugar as prices traded inconsistently in response to technically-based trading activity and supply and demand concerns. A portion of the Partnership?s overall losses for the first six months of the year was offset by gains of approximately 4.9% in the global interest rate markets during May and June from long positions in European interest rate futures. During May, prices trended higher amid increased investor demand for safe-haven investments due to uncertainty regarding hedge fund trading, European Central Bank rejections for increases in European interest rates, and concerns for Europe?s integration process. Later in the month, prices climbed higher on concerns for the future of the European integration process. During June, prices rose further supported by the European Central Bank?s decision to maintain Europe?s key interest rate, a reduction in Swiss interest rates, the release of weaker-than-expected French consumer spending data, and higher oil prices.

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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.
       The Partnership?s total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes.
The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic
       reporting purposes only and is not utilized by either
Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $42 million and $63 million, respectively.

Primary Market		     June 30, 2006        June 30, 2005
Risk Category			Value at Risk		 Value at Risk

Interest Rate                (1.48)%	(3.74)%
Currency                     (0.81)	 	(4.15)
Equity                       (0.62)		(0.64)
Commodity                    (0.50)		(3.44)
Aggregate Value at Risk      (1.77)%	(5.72)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category        High      Low      Average
Interest Rate	(2.66)%	(1.14)%	(1.65)%

Currency	(2.71)	(0.81)	(1.51)

Equity	(1.12)	(0.62)	(0.86)

Commodity	(2.88)	(0.50)	(1.29)

Aggregate Value at Risk	(3.88)%	(1.77)%	(2.88)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk,
       nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 102% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the
Partnership at June 30, 2006, by market sector.  It may be
anticipated, however, that these market exposures will vary materially over time.

Interest Rate. As of June 30, 2006, the largest market exposure of the Partnership was to the global interest rate sector. Exposure was primarily spread across U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At June 30, 2006, the Partnership?s exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2006, the Partnership?s third largest market exposure was to the global stock index sector, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2006, the Partnership?s primary exposures were to the NASDAQ 100 (U.S.), Euro Stoxx 50 (Europe), and NIKKEI 225 (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the
       Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. At June 30, 2006, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposures were to the cotton, coffee, soybeans, corn, wheat, soybean oil, and sugar markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2006, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At June 30, 2006, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as aluminum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager utilizes trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2006 were in euros, Canadian dollars, Australian dollars, Japanese yen, British pounds, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2006.

Item 5. OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.

Effective July 20, 2006 Dean Witter Portfolio Strategy Fund L.P.
was renamed to Morgan Stanley Portfolio Strategy Fund L.P.

Item 6.  EXHIBITS
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        Morgan Stanley Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2006         By:/s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.















      							 	       EXHIBIT 31.01
CERTIFICATIONS

I, Walter Davis, President of Demeter Management Corporation
(?Demeter?), the general partner of the registrant, Morgan Stanley Portfolio Strategy Fund L.P., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a)	 Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b)	 Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c)	 Evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d)	 Disclosed in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize, and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls over financial reporting.










Date:   August 14, 2006     /s/	Walter Davis
	Walter Davis
	President,
	Demeter Management Corporation,
	general partner of the registrant
















	      								 EXHIBIT 31.02

CERTIFICATIONS

I, Kevin Perry, Chief Financial Officer of Demeter Management
Corporation (?Demeter?), the general partner of the registrant, Morgan Stanley Portfolio Strategy Fund L.P., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d)Disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5. The registrant?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize, and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal control over financial reporting.





Date: August 14, 2006     /s/ Kevin Perry
                              Kevin Perry
                              Chief Financial Officer,
                              Demeter Management Corporation,
                              general partner of the registrant










      				       EXHIBIT 32.01



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Portfolio Strategy Fund L.P. (the ?Partnership?) on Form 10-Q for the
period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Walter Davis, President, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:	 /s/ Walter Davis

Name:		Walter Davis
Title:	President

Date:		August 14, 2006



		      								 EXHIBIT 32.02



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Portfolio Strategy Fund L.P. (the ?Partnership?) on Form 10-Q for the
period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Kevin Perry, Chief Financial Officer, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Kevin Perry

Name:		Kevin Perry
Title:	Chief Financial Officer

Date:		August 14, 2006


DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)