Form 10-Q
period 2006-09-30
MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
filed 2006-11-13
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


       <table> 	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

(formerly, Dean Witter Portfolio Strategy Fund L.P.)

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2006


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of September 30, 2006
	(Unaudited) and December 31, 2005..........................2

	Statements of Operations for the Three and Nine Months
	Ended September 30, 2006 and 2005 (Unaudited)..............3

	Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)..4

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2006 and 2005 (Unaudited)....................5

	Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations.......13-32

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.........................................32-45

Item 4.	Controls and Procedures................................45


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................46

Item 5.	Other Information...................................46-47

Item 6.	Exhibits...............................................48


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
	        2006      	       2005
	           $	          $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	34,881,377	49,372,848
	Restricted cash	    4,547,686	   4,896,815

	     Total cash	   39,429,063	 54,269,663
Net unrealized gain (loss) on open contracts (MS&Co.)	1,095,195	      (802,683)
Net unrealized gain (loss) on open contracts (MSIL)	            (72,954)	     555,721

	     Total net unrealized gain (loss) on open contracts	    1,022,241	    (246,962)

	     Total Trading Equity	40,451,304   	54,022,701

Due from Morgan Stanley DW	144,426	        35,002
Interest receivable (Morgan Stanley DW)	      135,236	      143,702

	Total Assets	  40,730,966	 54,201,405

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	887,501	1,050,448
Accrued administrative expenses	    104,036	      128,663
Management fees payable	      67,824	        90,272

	Total Liabilities	 1,059,361  	   1,269,383

Partners? Capital

Limited Partners (16,121.503 and
  19,201.528 Units, respectively)	39,235,217	52,377,441
General Partner (179.309 and
   203.309 Units, respectively)	      436,388	      554,581

	Total Partners? Capital	   39,671,605 	  52,932,022

	Total Liabilities and Partners? Capital	   40,730,966	  54,201,405
NET ASSET VALUE PER UNIT	       2,433.72	       2,727.77

	The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
	STATEMENTS OF OPERATIONS
(Unaudited)



                            For the Three Months	                    For the Nine Months
                       Ended September 30,    	       Ended September 30,

                     	    2006   	             2005    	      2006   	    2005
                                                 $	               $	          $ 	$
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   413,377	     378,681	  1,250,977	     1,016,366

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	608,900	1,000,583	2,094,373	3,373,785
	Management fees	      203,648	    314,030	680,499	   969,536
	Administrative expenses	     36,000	             32,000	      106,000	       101,000
	Transaction fees and costs	      35,962	        47,170	      112,164	      177,632

		   Total Expenses 	     884,510	   1,393,783	   2,993,036	     4,621,953

NET INVESTMENT LOSS 	   (471,133)	  (1,015,102)	  (1,742,059)	   (3,605,587)

TRADING RESULTS
Trading profit (loss):
	Realized	(2,357,550)	2,943,359	(5,022,015)	(7,707,758)
	Net change in unrealized	   2,641,234	  (2,195,127) 	    1,269,203	       (5,832,236)

		   Total Trading Results	      283,684	      748,232	  (3,752,812)	  (13,539,994)

NET LOSS	     (187,449)	     (266,870)	  (5,494,871)	 (17,145,581)

NET LOSS ALLOCATION

	Limited Partners	(185,959)	(263,877)	(5,435,857)	(16,933,590)
	General Partner 	(1,490)	(2,993)	        (59,014)	(211,991)


NET LOSS PER UNIT

	Limited Partners             (8.31)              (12.89)	(294.05)              	(737.80)
	General Partner             (8.31)              (12.89)	(294.05)              	(737.80)





	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2006 and 2005
	(Unaudited)




	  Units of
	    Partnership	Limited	  General
	   Interest   	Partners	  Partner	Total
		$	 $	$

Partners? Capital,
     December 31, 2004	23,246.089	82,610,177	    1,037,437	83,647,614

Net Loss	?       	(16,933,590)	(211,991)	(17,145,581)

Redemptions	   (2,274.349)	  (6,367,583)	  (143,751)	  (6,511,334)

Partners? Capital,
     September 30, 2005	  20,971.740	  59,309,004	   681,695	  59,990,699




Partners? Capital,
     December 31, 2005	19,404.837	52,377,441	 554,581	52,932,022

Net Loss	?       	(5,435,857)	(59,014)	(5,494,871)

Redemptions	   (3,104.025)	  (7,706,367)             (59,179)	  (7,765,546)

Partners? Capital,
     September 30, 2006	  16,300.812	  39,235,217	   436,388	  39,671,605











The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Nine Months Ended September 30,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(5,494,871)	(17,145,581)
Noncash item included in net loss:
	Net change in unrealized	(1,269,203)	5,832,236

(Increase) decrease in operating assets:
	Restricted cash	349,129	6,933,304
	Due from Morgan Stanley DW 	(109,424)	183,894
	Interest receivable (Morgan Stanley DW)	8,466	(38,503)

Decrease in operating liabilities:
	Accrued administrative expenses	(24,627)	        (26,476)
	Accrued management fees	        (22,448)	          (38,047)

Net cash used for operating activities	   (6,562,978)	     (4,299,173)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (7,928,493)	    (5,606,478)

Net cash used for financing activities	   (7,928,493)	   (5,606,478)

Net decrease in unrestricted cash	(14,491,471)	(9,905,651)

Unrestricted cash at beginning of period	  49,372,848	   62,718,232

Unrestricted cash at end of period	   34,881,377	  52,812,581







	The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)


NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	 Net Unrealized Gains/(Losses)
	       on Open Contracts	              Longest Maturities
		  Off-				        Off-
	 Exchange-	Exchange-		  Exchange-    Exchange-
Date                Traded 	 Traded 	Total 	   Traded  	    Traded
	     $	   $	  $
Sep. 31, 2006     1,369,873	(347,632)	1,022,241	Sep. 2007   	Dec. 2006
Dec. 31, 2005      (891,509)	644,547	(246,962)	Dec. 2006   	Mar. 2006
The Partnership has credit risk associated with counterparty non-
performance.  As of the date of the financial statements, the credit risk associated with the instruments in which the
Partnership trades is limited to the amounts reflected in the
Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $40,798,936 and $53,378,154 at September 30, 2006 and December 31, 2005,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Partnership as of January 1, 2007. The Partnership is currently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008 . The Partner-ship is currently evaluating the potential impact of adopting SFAS No. 157.

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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading program to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit
(loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $697,061 and expenses totaling $884,510, resulting in a net loss of $187,449 for the three months ended
September 30, 2006. The Partnership?s net asset value per Unit decreased from $2,442.03 at June 30, 2006 to $2,433.72 at
September 30, 2006.

The most significant trading gains of approximately 9.9% were experienced in the global interest rate futures markets, during August and September, from long positions in Japanese, U.S., and German fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. U.S. interest rate futures prices were also pressured higher by government reports showing a slow-down in the U.S. economy and soft inflation data. Within the Asian markets, Japanese fixed-income futures prices increased after lower-than-expected inflation data and a drop in machinery orders dampened expectations for an interest rate hike by the Bank of Japan in the near-future. Elsewhere in the global interest rate sector, German fixed-income futures prices rose after consumer prices in the Euro-Zone fell for the first time in five months and the ?ZEW? report showed investor confidence in
       Germany fell to its lowest level since June 2001.
Additional gains of approximately 1.5% were experienced in the energy sector, primarily during September, from short futures positions in crude oil and its related products as prices reached 10-month lows during the month as supply concerns eased amid the discovery of a large oil field in the Gulf of Mexico, a calm hurricane season and U.S. Department of Energy reports showing high domestic gasoline inventories and the biggest distillate supply increase in nine months. Prices were also pressured lower after OPEC cut its demand forecast. Elsewhere in the energy sector, gains were experienced from short positions in natural gas futures as prices dropped to a two-and-a-half-year low following a U.S. Department of Energy report showing a triple-digit increase in domestic supplies. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 3.4% incurred in the currency sector from short U.S. dollar positions against the euro, as well as long U.S. dollar positions versus the Swiss franc. During July, long positions in the euro against the U.S. dollar incurred losses as the value of the U.S. dollar moved higher on news that the U.S. trade deficit was lower-than-expected. Additional losses were recorded towards the end of July from short positions in the Swiss franc relative to the U.S. dollar as the value of the U.S. dollar weakened amid investor speculation that a slowing economy would result in the end of the U.S. Federal Reserve?s interest rate tightening campaign. During September, long positions in the
       euro against the U.S. dollar recorded losses as the U.S.
dollar strengthened after revisions to U.S. quarterly productivity data showed unit labor costs rose last year at their fastest pace since 1990. Additional losses were experienced from long positions in the U.S. dollar against the Swiss franc as the U.S. dollar reversed lower during the latter half of September amid slowing manufacturing activity and a weak housing market. In addition, the euro weakened after the European Central Bank decided to leave interest rates unchanged, while the Swiss franc strengthened on merger and acquisition news. In the metals markets, losses of approximately 1.4% were incurred, primarily during July, from short positions in gold futures as prices rose early in the month amid geopolitical concerns and weakness in the U.S. dollar. Smaller losses were recorded during August from long positions in gold futures as prices reversed lower. During September, additional losses were recorded from long and short positions in gold and silver futures as prices were weighed down by a stronger U.S. dollar and falling crude oil prices, only to reverse to two-week highs at the end of the month on strong overseas demand. Losses of approximately 1.0% were incurred in the agricultural complex from long positions in wheat futures as prices moved lower throughout the quarter on forecasts of improved weather conditions across the wheat-growing regions of the U.S. and slow export sales. Additional losses were incurred from newly-established short positions in wheat futures as prices increased during the latter half of September on strong global
       demand and decreasing global production. Elsewhere in the agricultural markets, losses were recorded from short positions in coffee futures as prices increased at the beginning of August and in late September on news of potential for a drought during Brazil's coffee-blooming season and on expectations of higher demand. Smaller losses of approximately 0.2% were incurred in the global stock index sector from long positions in Japanese equity index futures as prices declined during August on a steeper-than-expected drop in machinery orders and consumer confidence. Additional losses were experienced from long positions in Australian equity index futures as prices fell during the first half of July and during September on concerns falling commodity prices might weaken Australia?s economy.

The Partnership recorded total trading results including interest income totaling $(2,501,835) and expenses totaling $2,993,036, resulting in a net loss of $5,494,871 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $2,727.77 at December 31, 2005 to $2,433.72 at September 30, 2006.

The most significant trading losses of approximately 14.4% resulted in the currency markets from both long and short positions in the Japanese yen as the value of the yen moved without consistent direction during the first quarter on uncertainty regarding future interest rate policy by the Bank of
       Japan.  Long positions in the Australian dollar versus the
U.S. dollar incurred additional losses during June as the U.S. dollar reversed higher amid diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program. Further losses were incurred during the third quarter from short U.S. dollar positions against the euro, as well as from long U.S. dollar positions versus the Swiss franc due to the aforementioned reasons. Partnership losses of approximately 2.6% were recorded in the agricultural complex from long positions in soybean and coffee futures as soybean prices reversed lower on news that supplies would increase and U.S. exports would decrease, while coffee prices moved lower after estimates that Brazil?s coffee crop was larger-than-expected. Further losses in the agricultural complex were incurred towards the end of June from short positions in wheat, soybean, and corn futures as prices reversed higher amid reports of stronger demand and large volumes of speculative buying. Losses were also recorded during July and August from long positions in wheat and corn futures as prices fell amid favorable weather in the U.S. wheat and corn belts, while losses were recorded from short positions in coffee futures as prices increased at the beginning of August on news of potential for a drought during Brazil's coffee-blooming season and expectations of higher demand. Additional losses of approximately 2.5% were incurred in the energy markets from long futures positions in crude oil and its related products as prices declined during February after Chinese government authorities
       announced that China would place an emphasis on
prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild winter weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in these products as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Elsewhere in the energy markets, losses were incurred during March from short positions in natural gas futures as prices advanced on news from the U.S. Department of Energy that domestic reserves were lower-than-expected. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 10.8% experienced in the global fixed-income sector, primarily during March and April, from short positions in European and U.S. fixed-income futures. European fixed-income futures prices trended lower amid rising equity prices and strong economic growth. Similarly, U.S. fixed-income prices moved lower following the release of stronger-than-expected economic data. Further profits in the global fixed-income sector were incurred during August from long positions in Japanese, U.S., and German fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and geopolitical tensions. Additional gains of approximately 3.6% were recorded in the metals sector from long positions in copper futures as prices rallied sharply to record highs amid strong global industrial demand from the U.S., China
       and India.  Gains were also recorded from long futures positions in gold and silver as prices moved higher on continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high oil prices, and strong global economic growth. Smaller gains of approximately 0.4% were experienced in the global stock index sector during March from long positions in European stock index futures as equity markets trended higher on strong corporate earnings and solid economic data. Long positions in European equity index futures also experienced gains during September as prices rose amid falling oil prices, merger and acquisition activity and stronger-than-expected economic data.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $1,126,913 and expenses totaling $1,393,783, resulting in a net loss of $266,870 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $2,873.44 at June 30, 2005 to $2,860.55 at
September 30, 2005.

The most significant trading losses of approximately 11.5% were incurred in the global interest rate markets from both short and long positions. During July, long positions in European, U.S., and Japanese interest rate futures recorded losses as prices reversed lower during the month. European fixed-income prices
       declined amid strength in regional equity markets and news of terrorist attacks on the London transport network. Long U.S. interest rate futures positions experienced losses as prices declined following a rise in U.S. interest rates and after the U.S. Labor Department released its June employment report.
Within the Japanese interest rate markets, losses were recorded as prices declined following positive economic comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in European, U.S., and Japanese fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Prices for U.S. interest rate futures also rallied on growing speculation that the U.S. Federal Reserve might stop raising interest rates sooner than previously thought, while European fixed income futures prices advanced amid expectations that the European Central Bank governing council would once again leave interest rates unchanged after its summer break. Within the Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July, which clouded prospects for the Japanese economy, also contributed to higher
prices.   Long positions in European and U.S. fixed-income
futures held during September incurred losses as prices weakened after it was revealed that measurements of Hurricane Katrina?s economic impact were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that
       European Central Bank representatives would leave European interest rates unchanged at their upcoming meeting, despite the fact that European Central Bank representatives had openly discussed the eventual need to hike interest rates due to concern for inflation risks. Additional losses stemmed from long positions in Australian bonds as prices declined after Australia's largest ever annual jobs gain initiated speculation that the Reserve Bank of Australia would perhaps reconsider its stance on interest rates and adopt a more aggressive viewpoint. Additional Partnership losses of approximately 7.1% were recorded in the currency markets primarily during August and September. During August, long U.S. dollar positions against the British pound and Swiss franc resulted in losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from short U.S. dollar positions against the British pound, Swiss franc, and euro as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Meanwhile, the British pound weakened after records of the slowest British economic growth led to expectations for further interest rate cuts by the Bank of England. In addition, the values of the Swiss franc and euro closed lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election.
A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 15.1% achieved in the energy markets, primarily during August, from long futures positions in natural gas and crude oil and its related products as prices initially advanced on supply and demand concerns and then continued to strengthen amid concern for heavily damaged, or even possibly destroyed, Gulf of Mexico refineries and production facilities caused by Hurricane Katrina. Gains of approximately 2.6% were recorded in the global stock index markets, primarily during September, from long positions in Japanese stock index futures as prices increased amid the release of positive Japanese economic data. Additional gains resulted from long positions in European stock index futures as equity prices rose due to declining oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Gains of approximately 0.9% were established in the agricultural markets, primarily during July and August, from short futures positions in coffee and long futures positions in sugar. Coffee prices declined during July in response to export growth from Vietnam and then moved lower during August amid news of lower global consumption. Meanwhile, sugar prices moved higher during August after the World Trade Organization ruled against Mexico?s tax on sweetened beverages. Smaller Partnership gains of approximately 0.1% resulted in the metals markets during
       September from long futures positions in copper and gold.
 Copper prices strengthened in response to increased global demand from countries such as China and India, while gold prices increased sharply as fears of inflation and the long-term economic effect of higher energy prices pushed the value of the safe-haven commodity higher.

The Partnership recorded total trading results including interest income totaling $(12,523,628) and expenses totaling $4,621,953, resulting in a net loss of $17,145,581 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $3,598.35 at December 31, 2004 to $2,860.55 at September 30, 2005.

The most significant trading losses of approximately 17.1% resulted in the currency markets throughout the first and third quarters from positions in a variety of foreign currencies versus the U.S. dollar. During January, long Japanese yen and European currency positions against the U.S. dollar resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data and speculation for higher U.S. interest rates. During February, losses stemmed from long yen positions early in the month as the U.S. dollar?s value touched a two-month high against the yen due to positive sentiment for the Bush Administration?s budget proposal. Further losses during February were recorded from newly established short yen positions, as well as from existing short European currency positions against the U.S. dollar. During March, losses resulted from long European currency positions versus the U.S. dollar after the U.S. dollar reversed sharply higher due to an increase in U.S. interest rates and concerns for inflation. Losses were also recorded during April from short yen positions as its value reversed higher amid heightened speculation for a possible revaluation of the Chinese yuan. During August, long U.S. dollar positions against the British pound and Swiss franc resulted in losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders reported by the U.S. Commerce Department, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from short U.S. dollar positions against the British pound, Swiss franc, and euro as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates in light of reports of a smaller-than-expected rise in U.S. jobless claims. Meanwhile, the British pound weakened after records of the slowest British economic growth led to expectations for further interest rate cuts by the Bank of England. In addition, the values of the Swiss franc and euro closed lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel
       in the days after the election.  Partnership losses of approximately 7.2% were recorded in the global interest rate markets during both the first and third quarters of the year. During February, losses stemmed from long positions in U.S., Japanese, and European interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Short positions in Japanese and European interest rate futures held during March recorded losses after prices strengthened amid overall weakness in global equity markets and the emergence of poor Japanese economic data. During July, losses resulted from long positions in U.S., Japanese, and European interest rate futures as prices reversed lower during the month. European fixed-income prices declined amid strength in regional equity markets, and news of terrorist attacks on the London transport network. Long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. Within the Japanese interest rate markets, losses were recorded as prices declined following positive economic comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in U.S., Japanese, and European fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Prices for U.S. interest rate futures also rallied on growing speculation that the U.S. Federal
       Reserve might stop raising interest rates sooner than previously thought, while European fixed income futures prices advanced amid expectations that the European Central Bank governing council would once again leave interest rates unchanged after its summer break. Within the Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July, which clouded prospects for the Japanese economy, also contributed to higher prices. Long positions in U.S. and European fixed-income futures held during September incurred losses as prices weakened after measurements of Hurricane Katrina?s economic impact revealed they were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged at their upcoming meeting, despite the fact that European Central Bank representatives had openly discussed the eventual need to hike rates due to concern for inflation risks. Additional losses stemmed from long positions in Australian bonds as prices declined after Australia's largest ever annual jobs gain initiated speculation that the Reserve Bank of Australia would perhaps reconsider its stance on interest rates and adopt a more aggressive viewpoint. Additional losses of approximately 4.4% were incurred in the metals markets throughout a majority of the year from positions in precious metals futures as gold and silver prices fluctuated, driven by volatility in the U.S. dollar, as
       well as supply and demand concerns.  Short futures
positions in aluminum also contributed to sector losses as prices reversed higher with copper prices early in the third quarter.
In the agricultural markets, losses of approximately 0.7% resulted primarily during the second quarter from positions in corn and cocoa as prices traded inconsistently in response to technically-based trading activity and supply and demand concerns. Long futures positions in wheat held during April also resulted in losses after prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign demand. Futures positions in cotton contributed to sector losses as prices moved lower during May on supply increases and then reversed higher during June amid weather-related concerns for supply. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 5.4% achieved in the energy markets. Long futures positions in natural gas and crude oil and its related products recorded gains primarily during the third quarter as prices initially advanced on supply and demand concerns and then continued to strengthen amid concern for heavily damaged, or even possibly destroyed, Gulf of Mexico refineries and production facilities caused by Hurricane Katrina. Additional gains of approximately 0.5% were recorded in the global stock index markets, primarily during September, from long positions in Japanese stock index futures as prices increased amid the release of positive Japanese economic data. Additional
       sector gains resulted from long positions in European stock index futures as equity prices rose due to a decline in oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast.


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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange
       dealer-based instruments. They are also not based on
exchange and/or dealer-based maintenance margin requirements.
VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005. At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $40 million and $60 million, respectively.

Primary Market		  September 30, 2006    September 30, 2005
Risk Category			Value at Risk		 Value at Risk

Interest Rate                (3.87)%	(1.14)%
Currency                     (1.62)	 	(2.71)
Equity                       (0.40)		(0.82)
Commodity                    (1.10)		(2.88)
Aggregate Value at Risk      (3.49)%	(3.88)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.

Primary Market Risk Category        High      Low      Average
Interest Rate	(3.87)%	(1.35)%	(2.34)%

Currency	(1.62)	(0.81)	(1.23)

Equity	(1.12)	(0.40)	(0.75)

Commodity	(1.10)	(0.50)	(0.84)

Aggregate Value at Risk	(3.49)%	(1.77)%	(2.78)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging
activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 92% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.
The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
The following were the primary trading risk exposures of the Partnership at September 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. As of September 30, 2006, the largest market exposure of the Partnership was primarily spread across European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rates will remain the primary
       interest rate exposure of the Partnership for the
foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at September 30, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At September 30, 2006, the Partnership?s exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At September 30, 2006, the Partnership?s had market exposure to the global stock index sector, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2006, the Partnership?s primary exposures were to the Euro Stoxx 50 (Europe) and NASDAQ 100
       (U.S.) stock indices.  The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
Energy. The third largest market exposure of the Partnership at September 30, 2006 was in the energy sector to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns, and supply and demand factors, and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2006, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposures were to the coffee, cotton, soybeans, sugar, wheat, soybean oil, and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals. At September 30, 2006, the Partnership had market exposure in the metals sector to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as aluminum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Manager utilizes trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2006 were in euros, Japanese yen, Australian dollars, British pounds, Canadian dollars, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s
       internal control over financial reporting (as
defined in Rules 13a-15(f) and 15d-15(f) of the Exchange
Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Item 5. OTHER INFORMATION
Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University
       in 1991 and an MBA in finance, with honors, from the
Columbia University Graduate School of Business in 1998.

On November 6, 2006, Mr. Kevin Perry resigned his position as
Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

Other.  Effective July 20, 2006, Dean Witter Portfolio Strategy
Fund L.P. was renamed to Morgan Stanley Portfolio Strategy Fund
L.P.

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



                        Morgan Stanley Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2006       By:/s/Lee Horwitz
                              Lee Horwitz
                              Chief Financial Officer






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