Form 10-K
period 2006-12-31
MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
filed 2007-03-23
CIK 867495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2006 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes          No  X

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes         No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$41,853,353 at June 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
(formerly, Dean Witter Portfolio Strategy Fund L.P.)
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2006
                                     Page No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . . .1

Part I .

  Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . .2-5

  Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . .5-6

  Item 1B.	Unresolved Staff Comments. . . . . . . . . . . . . . . . .6

  Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . .6

  Item 3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . .6

  Item 4.	Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . . . . . .6
Part II.

  Item 5.	Market for Registrant's Partnership Units
           and Related Security Holder Matters. . . . . . . . . . . .7

  Item 6.	Selected Financial Data. . . . . . . . . . . . . . . . . .8

  Item 7.	Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . . . 9-31

  Item 7A.	Quantitative and Qualitative Disclosures About
           Market Risk. . . . . . . . . . . . . . . . . . . . . .31-44

  Item 8.	Financial Statements and Supplementary Data. . . . . .44-45

  Item 9.	Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . . . . . . 45

  Item 9A.	Controls and Procedures . . . . . . . . . .  . . . . .45-48

  Item 9B.	 Other Information . . . . . . . . . . . . . . . . . . . . 48

Part III.

  Item 10.	Directors, Executive Officers and Corporate
       Governance. . . . . . . . . . . . . . . . . . . . . . 49-56

  Item 11. Executive Compensation . . . . . . . . . . . . . .  . . .56

  Item 12. Security Ownership of Certain Beneficial Owners
           and Management and Related Security Holder Matters. . .. 57

  Item 13. Certain Relationships and Related Transactions, and
       Director Independence. . . . . . . . . . . . . . . . . . 57

  Item 14. Principal Accountant Fees and Services . . . . . .  . 57-59
Part IV.
  Item 15. Exhibits and Financial Statement Schedules. . . . . ..60-61


              DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

     Partnership's Prospectus dated
     May 12, 1997                                   I

     Annual Report to Morgan Stanley
     Portfolio Strategy Fund L.P.
	(formerly, Dean Witter Portfolio
	Strategy Fund L.P.) Limited
     Partners for the year ended
     December 31, 2006       		            II, III, and IV



























	       PART I
Item 1.  BUSINESS
(a) General Development of Business. Morgan Stanley Portfolio Strategy Fund L.P. (formerly known as Dean Witter Portfolio Strategy Fund L.P.) (the "Partnership") is a Delaware limited partnership organized in 1990 to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership commenced trading operations on February 1, 1991.

Effective July 20, 2006, Dean Witter Portfolio Strategy Fund L.P.
was renamed to Morgan Stanley Portfolio Strategy Fund L.P.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). MS&Co. acts as the counterparty on all of the foreign currency forward contracts. In 2007, Morgan Stanley intends to merge Morgan Stanley DW into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Partnership?s principal U.S. commodity broker?dealer. Demeter, Morgan Stanley DW, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. John W.
       Henry & Company, Inc. (the ?Trading Manager?) is the
trading manager to the Partnership.

The Partnership began the year at a net asset value per unit of limited partnership interest ("Unit(s)") of $2,727.77 and returned (18.9)% to $2,213.24 on December 31, 2006. For a more detailed description of the Partnership's business see subparagraph (c).

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


  Facets of Business

  1.  Summary                    1.  "Summary of the Prospectus"
                                     (Pages 1-12 of the
                                     Prospectus).

  2.  Futures, Options, and      2.  "Futures, Options, and
      Forwards Markets               Forwards Markets" (Pages
                                     48-52 of the Prospectus).

  3.  Partnership's Commodity    3.  "Investment Programs,
      Trading Arrangements and       Use of Proceeds, and
      Policies                       Trading Policies" (Pages
                                     42-44 of the Prospectus),
                                     and ?The Trading Advisor"
                                     (Pages 55-74 of the
                                     Prospectus).

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

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current
       reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 1A.  RISK FACTORS
The following risk factors contain forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in ?Quantifying the Partnership?s Trading Value at Risk? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact. The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposure, in the ?Qualitative Disclosure Regarding Primary
       Trading Risk Exposures? in Item 7A ?Quantitative and
Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor.

The Partnership is in the business of speculative trading of futures and forwards. For a detailed description of the risks that may affect the business of the Partnership, see the discussion of risk factors as set forth in Item 7 ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 7A ?Quantitative and Qualitative Disclosures About Market Risk?.

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

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
Item 5. MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED
        SECURITY HOLDER MATTERS

(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders.  The number of holders of Units at December 31,
2006, was approximately 2,591.

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







                                     For the Years Ended December 31,
                            2006         2005         2004        2003        2002


Total Trading Results
including interest
income			    	(5,164,044)	(13,922,992) 13,717,596 	13,484,883	 31,602,392


Net Income (Loss)       (9,005,028)	(19,667,394)  6,760,313 	 3,785,066	 19,856,770


Net Income (Loss)
Per Unit (Limited
& General Partners)        (514.53)	    (870.58)	     315.31	    117.04	     667.07


Total Assets  	      34,699,103	 54,201,405  84,451,024 	85,290,955   89,797,463


Total Limited
Partners' Capital 	   	33,711,181   52,377,441  82,610,177	83,407,424   87,947,142


Net Asset Value
Per Unit                	  2,213.24     2,727.77	   3,598.35	  3,283.04     3,166.00

Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS&Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to affect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no
       trading.  These market conditions could prevent the
Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.

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


Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading program to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect
       the amounts reported in these Financial Statements,
including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract, is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $(5,164,044) and expenses totaling $3,840,984, resulting in a net loss of $9,005,028 for the year ended December 31, 2006. The Partnership?s net asset value per Unit decreased
       from $2,727.77 at December 31, 2005, to $2,213.24 at
December 31, 2006. Total redemptions for the year were $9,845,517 and the Partnership?s ending capital was $34,081,477 at December 31, 2006, a decrease of $18,850,545 from ending capital at December 31, 2005, of $52,932,022.

The most significant trading losses of approximately 14.9% were experienced in the currency markets from both long and short positions in the Japanese yen as the value of the yen moved without consistent direction during the first quarter on uncertainty regarding future interest rate policy by the Bank of Japan. Long positions in the Australian dollar versus the U.S. dollar incurred additional losses during June as the U.S. dollar reversed higher amid diplomatic developments between the U.S. and Iran regarding Iran?s nuclear research program. Further losses were incurred during the third quarter from short and long positions in the Swiss franc and the euro as the value of these currencies experienced short-term volatile price movement.
During October, losses were incurred from short positions in the euro, Japanese yen, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined towards the latter half of the month after the U.S. Department of Commerce reported slower than expected growth in third quarter U.S. Gross Domestic Product, as well as a faster than expected decline in consumer core inflation. Furthermore, the value of the U.S. dollar continued to move lower after the U.S. Federal Reserve held interest rates
       steady on October 25. Additionally, the Japanese yen
strengthened after the Swiss National Bank said it had raised its holdings of the Japanese currency, while the euro moved higher after the IFO survey showed an unexpected increase in German business confidence. Meanwhile, the Swiss franc strengthened in tandem with the euro. Finally, in December, losses were experienced from long positions in the Swiss franc, euro, and British pound versus the U.S. dollar as the value of the U.S. dollar moved higher relative to these currencies due to renewed optimism about the health of the U.S. economy. Additional losses of approximately 2.1% were incurred in the energy markets from long futures positions in crude oil and its related products as prices declined during February after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies, and mild winter weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in the aforementioned markets as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Elsewhere in the energy markets, losses were incurred during March from short positions in natural gas futures as prices advanced on news from the U.S. Department of Energy that domestic
reserves were lower than expected.   In November, losses were
experienced in the energy markets from short positions in gas oil and crude oil futures as prices rose on supply concerns after a
       major Nigerian facility ceased production following a hostage situation, and BP?s Prudhoe Bay, Alaska facility experienced a pipeline delay. Prices continued to move higher amid concern over OPEC's production cut after the U.S. Department of Energy reported a sharp fall in domestic inventories of distillate products. Smaller losses were incurred, during November, from short positions in natural gas futures as prices reversed higher on colder temperatures forecasted in the U.S. and expectations of a decline in domestic inventories. Partnership losses of approximately 1.9% were recorded in the agricultural complex, during the second quarter, from long positions in soybean and coffee futures as soybean prices reversed lower on news that supplies would increase and U.S. exports would decrease, while coffee prices moved lower after estimates that Brazil?s coffee crop was larger than expected. Further losses in the agricultural complex were incurred towards the end of June from short positions in wheat, soybean, and corn futures as prices reversed higher amid reports of stronger demand and large volumes of speculative buying. Losses were also recorded during July and August from long positions in wheat and corn futures as prices fell amid favorable weather in the U.S. wheat and corn belts, while losses were recorded from short positions in coffee futures as prices increased at the beginning of August on news of potential for a drought during Brazil's coffee-blooming season and expectations of higher demand. Finally in December, additional losses were incurred from long positions in soybean
       and wheat futures as prices moved lower after news that exports had slumped and favorable weather in the southern Great Plains that boosted prospects for the winter crop. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 2.7% that were recorded in the metals sector from long positions in copper, aluminum, and zinc futures as prices rallied sharply to record highs amid strong global industrial demand from the U.S., China, and India. Elsewhere in the metals markets, gains were also recorded from long futures positions in gold and silver as prices moved higher, primarily during the first half of the year, on continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high oil prices, and U.S. persistent demands from foreign central banks. Within the global stock index sector, gains of approximately 0.9% were experienced during first quarter from long positions in European, U.S., and Pacific Rim stock index futures as equity prices trended higher on strong corporate earnings and solid economic data. Long positions in European equity index futures also experienced gains during September as prices rose amid falling oil prices, merger and acquisition activity, and solid corporate earnings. Further gains in the global stock index market were experienced during October from long positions in U.S., European, and Australian stock index futures as prices advanced amid declining energy prices and favorable government reports, which showed few signs of increased global inflationary pressure. Finally, U.S. equity index futures
       prices increased after the U.S. Federal Reserve?s decision to hold interest rates steady. Smaller gains of approximately 0.2% were experienced in the global fixed-income sector, primarily during March and April, from short positions in European and U.S. fixed-income futures as prices trended lower amid rising equity prices and strong economic data out of the Euro-Zone, while U.S. fixed-income prices declined on investor sentiment that the U.S. Federal Reserve would continue to increase interest rates in order to combat inflation. U.S. fixed-income prices also moved lower following the release of stronger than expected economic data. Further profits in the global fixed-income sector were incurred during August from long positions in Japanese, U.S., and German fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and geopolitical tensions.

The Partnership recorded total trading results including interest income totaling $(13,922,992) and expenses totaling $5,744,402, resulting in a net loss of $19,667,394 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $3,598.35 at December 31, 2004, to $2,727.77 at December 31, 2005. Total redemptions for the year were $11,048,198 and the Partnership?s ending capital was $52,932,022 at December 31, 2005, a decrease of $30,715,592 from ending capital at December 31, 2004, of $83,647,614.

       The most significant trading losses of approximately 14.9%
resulted in the currency markets throughout the first and third quarters from positions in a variety of foreign currencies, such as the British pound, Swiss franc, euro, Czech koruna, Norwegian krone, South African rand, and both the Australian and New Zealand dollars, versus the U.S. dollar. During January, long European currency positions against the U.S. dollar resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data and speculation for higher U.S. interest rates. Losses during February were recorded from newly established short European currency positions against the U.S. dollar after the U.S. dollar weakened due to comments by U.S. Federal Reserve Chairman Alan Greenspan regarding the considerable U.S. Current-Account deficit and the U.S. dependence on foreign investment. During March, losses resulted from long European currency positions versus the U.S. dollar after the U.S. dollar reversed sharply higher due to an increase in U.S. interest rates and concerns for inflation. During August, long U.S. dollar positions against the British pound and Swiss franc resulted in losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from short U.S. dollar positions against the British pound, Swiss franc, and euro as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Meanwhile, the British pound weakened on expectations for further interest rate cuts by the Bank of England. In addition, the values of the Swiss franc and euro moved lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election. Partnership losses of approximately 8.6% were recorded in the global interest rate markets during February from long positions in U.S., European, and Japanese interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Short positions in European and Japanese interest rate futures held during March also recorded losses after prices strengthened amid overall weakness in global equity markets. During July, losses resulted from long positions in U.S., European, and Japanese interest rate futures as prices reversed lower. European fixed-income prices declined amid strength in regional equity markets, and news of terrorist attacks on the London transport network. Long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report.
Within the Japanese interest rate markets, losses were recorded as prices declined following positive economic comments by the Japanese Ministry of Finance. During August, short positions in
       U.S., Japanese, and European fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Prices for U.S. interest rate futures also rallied on growing speculation that the U.S. Federal Reserve might stop raising interest rates sooner than previously thought. Within the Japanese interest rate futures markets, a bigger than expected decline in Japanese industrial output for July, also contributed to higher prices. Long positions in U.S. and European fixed-income futures held during September incurred losses as prices weakened after measurements of Hurricane Katrina?s economic impact revealed that it was not serious enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged, despite the fact that European Central Bank representatives had openly discussed the eventual need to hike rates due to concern for inflation risks. Additional losses stemmed from long positions in Australian bond futures. During the fourth quarter, losses resulted from short futures positions in global interest rate futures as fixed-income prices reversed higher amid reduced expectations for further increases in interest rates by central banks. In the energy markets, losses of approximately 4.5% were incurred in the energy markets primarily during the second and fourth quarters from long futures positions in crude oil and its related products, as well as in natural gas, after prices declined amid a reduction in demand, an economic slowdown in parts of the U.S. affected by Hurricanes Katrina and Rita, and reports that more refineries in the U.S. Gulf region had resumed operations at full capacity. Prices continued to decline during October as supply worries eased on signs of adequate fuel stocks in the U.S. Also impacting long futures positions in natural gas was a sharp price reversal during December caused by weak demand, mild weather in Europe and the U.S., and the release of the U.S. government data which showed a smaller than expected decline in supplies. Newly established short futures positions in crude oil and its related products held during December also incurred losses after prices finished higher on news of a rebound in energy demand. Additional losses of approximately 1.4% were incurred in the metals markets throughout a majority of the year from positions in precious metals futures as gold and silver prices fluctuated, driven by volatility in the U.S. dollar, as well as supply and demand concerns. In the agricultural markets, losses of approximately 1.4% resulted during the second quarter from futures positions in cocoa and corn as prices traded inconsistently in response to technically-based trading activity and supply and demand concerns. Long futures positions in wheat held during April also resulted in losses after prices fell in response to favorable weather in growing regions and reduced foreign demand. Futures positions in cotton also experienced losses as prices moved lower during May on supply increases and then reversed higher during June amid weather-related concerns.
       During the fourth quarter, long futures positions in
cotton resulted in losses as prices reversed lower in response to weaker demand. Short futures positions in corn, soybeans, and its related products established later in the quarter also incurred losses. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 2.4% achieved in the global stock index markets during the third and fourth quarters from long positions in Japanese stock index futures as prices increased amid the release of positive Japanese economic data, falling energy prices, and investor optimism for continued improvement in the Japanese economy during 2006.

The Partnership recorded total trading results including interest income totaling $13,717,596 and expenses totaling $6,957,283, resulting in net income of $6,760,313 for the year ended December 31, 2004. The Partnership?s net asset value per Unit increased from $3,283.04 at December 31, 2003, to $3,598.35 at December 31,
2004. Total redemptions for the year were $7,466,653 and the Partnership?s ending capital was $83,647,614 at December 31, 2004, a decrease of $706,340 from ending capital at December 31, 2003, of $84,353,954.


The most significant trading gains of approximately 22.6% were recorded in the energy markets from long futures positions in crude oil and its related products. During the first quarter, long positions continued to benefit as prices increased in response to declining supplies, falling inventory levels, a production cut by OPEC, and fears of supply disruptions following the Madrid train bombings. During April, long positions benefited as prices trended higher on fears of potential terrorist activity in the Middle East and news of refinery problems. During the third quarter, long positions profited as prices continued to trend higher due to supply and geopolitical concerns. Additional gains were generated from long positions in natural gas futures as prices strengthened during the second quarter amid higher crude oil prices and news of decreased supply. Gains of approximately 7.9% were recorded in the global interest rate markets from long positions in European and U.S. interest rate futures. Positions profited during the first quarter as unimpressive economic data and weak global inflation caused bond prices to rally. Additional gains resulted during the third quarter from advancing prices supported by a surge in oil prices, a drop in equity prices, and a conflicted U.S. economic outlook. During September, long positions continued to profit as prices trended higher amid strengthening energy prices, concerns for U.S. economic growth, and reduced expectations for higher interest rates. Gains also resulted during the fourth quarter as prices moved higher due to U.S. economic growth concerns. Smaller Partnership gains of approximately 1.2% resulted in the agricultural markets, primarily during the first quarter, from long futures positions in corn, soybeans, and soybean-related products as prices climbed higher due to increased exports abroad
       and greater demand from Asia.  A portion of the
Partnership?s overall gains for the year was offset by losses of approximately 11.1% experienced in the currency markets. During March, short Japanese yen positions incurred losses as the yen reversed higher due to speculation that the Bank of Japan had relaxed its currency intervention efforts. During April, long Japanese yen, British pound, and South African rand positions versus the U.S. dollar incurred losses as the U.S. dollar surged following the release of stronger than expected U.S. economic data. The yen also came under pressure following weakening efforts by the Japanese government through currency market intervention activity. During May, short positions in the yen, pound, and rand experienced further losses as the U.S. dollar?s value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker than expected U.S. economic data. During June, losses were experienced from short yen positions as it moved higher in response to better than anticipated Japanese economic data and speculation for increases in Japanese interest rates. Additional losses resulted during June from long pound positions against the U.S. dollar as the U.S. dollar reversed higher during June amid expectations that the U.S. Federal Reserve would aggressively raise U.S. interest rates. During July, long yen positions experienced losses as the U.S. dollar advanced amid a jump in July the U.S. consumer confidence data. During August, losses resulted from short yen positions as the U.S. dollar?s value declined amid concerns for
       U.S. economic growth.  During September, short British pound positions versus the U.S. dollar resulted in losses as the U.S. dollar?s value declined because of rising oil prices and continued concern for U.S. economic growth. In the global stock index markets, losses of approximately 6.0% resulted from positions in Japanese and European equity index futures. During the second quarter, geopolitical concerns and expanding energy prices caused global equity prices to fall and long positions to finish with losses. Newly established short positions also experienced losses as prices rebounded amid a decline in oil prices and strong corporate earnings. Long positions also incurred losses during the third quarter as prices reversed lower due to the release of disappointing U.S. employment data, advancing energy prices, and new warnings for potential terrorist attacks. Losses of approximately 3.3% in the metals markets resulted during the second quarter, from long industrial metals futures positions as prices reversed lower amid weakened Asian demand and an increase in the U.S. dollar. Short precious metals positions incurred losses during the second quarter as prices increased amid demand generated by a weaker U.S. dollar and fears of potential terrorist attacks. During the third quarter, losses were also incurred from long precious metals positions as prices fell amid a rebound in the U.S. dollar and news of strong U.S. employment data.

       For an analysis of unrealized gains and (losses) by
contract type and a further description of 2006 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Manager was unable to offset positions of the Partnership, the Partnership could lose all of its assets and limited partners would realize a 100% loss.

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

Credit Risk.
In addition to market risk, in entering into futures and forward contracts there, is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures and forward contracts, traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk.
       There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS&Co. as the sole counterparty on forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31,
2006, which is incorporated by reference to Exhibit 13.01 of in this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

New Accounting Developments.
In July 2006, the Financial Accounting Standards Board (?FASB?) issued Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, ?Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements? (?SAB No. 108?) to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying
       a current year misstatement.  SAB No. 108 requires a
company to apply an approach that considers the amount by which the current year income statement is misstated (?rollover approach?) and an approach that considers the cumulative amount by which the current year balance sheet is misstated (?iron-curtain approach?). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnership as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners? Capital for those prior year misstatements that were not material under the Partnership?s prior approach, but are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Partnership?s Financial Statements.

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

       The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
       1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.
The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for
       each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2006 and 2005. At
       December 31, 2006 and 2005, the Partnership?s total
capitalization was approximately $34 million and $53 million, respectively.
Primary Market          December 31, 2006   December 31, 2005
Risk Category             Value at Risk       Value at Risk
Currency                		(3.43)%			(1.48)%

Interest Rate      			(1.45)              (1.35)

Equity                    	(0.72)   	 		(1.12)

Commodity                	(0.68)   			(0.82)

Aggregate Value at Risk   	(3.76)%		 	(2.48)%


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

The table below supplements the December 31, 2006, VaR set forth above by presenting the Partnership?s high, low, and average VaR,
       as a percentage of total Net Assets for the four quarter-
end reporting periods from January 1, 2006, through December 31,
2006.
Primary Market Risk Category        High        Low      Average
Currency         				(3.43)%	   0.81%	    1.72%
Interest Rate                     	(3.87)	  (1.45)	   (2.36)
Equity                             (0.85)	  (0.40)	   (0.65)
Commodity                         	(1.10)	  (0.50)	   (0.81)
Aggregate Value at Risk            (3.76)%	  (1.77)%	   (3.10)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2005, and for the four quarter-end reporting periods during calendar year 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2006, such amount is equal to approximately 91% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at December 31, 2006, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily
       fluctuations which disrupt the historical pricing
relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At December 31, 2006, the Partnership?s exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership as of December 31, 2006, was to the global interest rate sector. This exposure was primarily spread across U.S., Japanese, European, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries interest
       rates and Australian interest rates will remain the
primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At December 31, 2006, the Partnership had market exposure to the global stock index sector, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2006, the Partnership?s primary exposures were to the NIKKEI 225 (Japan), Euro Stoxx 50 (Europe), NASDAQ 100 (U.S.), and SPI 200 (Australia) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
Energy. The third largest market exposure of the Partnership at December 31, 2006, was in the energy sector to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At December 31, 2006, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposures were to the coffee, sugar, corn, cotton, and soybean oil markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At December 31, 2006, the Partnership had market exposure in the metals sector to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as aluminum and copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager utilizes trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2006, were in euros, Australian dollars, British pounds, Canadian dollars, Swiss francs, and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


Supplementary data specified by Item 302 of Regulation S-K:

             Summary of Quarterly Results (Unaudited)


Quarter   Total Trading Results        Net          Net Income/
Ended   including interest income  Income/(Loss)  (Loss) Per Unit

2006
March 31        $(3,573,495)       $(4,773,134)       $(244.98)
June 30             374,599           (534,288)         (40.76)
September 30        697,061           (187,449)          (8.31)
December 31      (2,662,209)        (3,510,157)        (220.48)

Total           $(5,164,044)       $(9,005,028)       $(514.53)



2005
March 31        $(14,187,293)     $(15,907,974)       $(685.98)
June 30              536,752          (970,737)         (38.93)
September 30       1,126,913          (266,870)         (12.89)
December 31       (1,399,364)       (2,521,813)        (132.78)

Total           $(13,922,992)     $(19,667,394)       $(870.58)



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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become
       inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2006.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006.

Item 9B.  OTHER INFORMATION
None.


       PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.


Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 41, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is an Executive Director of Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran
       joined the firm in 1979 and has held various positions in
Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 41, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of Morgan Stanley?s Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his MBA from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 48, is a Director of Demeter. Mr. Handler serves as an Executive Director of Morgan Stanley?s Global Wealth Management Group. Mr. Handler works in
       Morgan Stanley?s Capital Markets Division as Equity Risk
Officer. Additionally, Mr. Handler also serves as Chairman of the Morgan Stanley DW Best Execution Committee and manages the Global Wealth Management Group?s Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective May 1, 2006, Mr. Richard D. Gueren, age 45, is a Director of Demeter. Mr. Gueren is Executive Director, Retail Options and Transactional Futures at Morgan Stanley. He is responsible for marketing the options product to the firm?s
       approximately 400 offices and 8,000 Financial Advisors.
Mr. Gueren first joined Dean Witter in August 1986, as a member of the Options Strategy/Trading team. In 1997, Dean Witter merged with Morgan Stanley. Mr. Gueren is the firm?s Senior Registered Options Principal. He is a member of several Morgan Stanley committees, including the firm?s National Error Committee and Best Execution Committee. He is an advisory member to the Credit & Risk Committee. Mr. Gueren is also an active member of several exchange and industry committees, including the Retail Advisory committees for the Chicago Board Options Exchange, the American Stock Exchanges, the Philadelphia Stock Exchange, the Pacific Stock Exchange, and the International Securities Exchange. Mr. Gueren is also an Industry Arbitrator for the NASD and has been seated on numerous industry cases over the past eight years. He has also been asked to testify as an expert witness regarding options on numerous occasions. Mr. Gueren holds a Bachelor of Science in Economics from the University of Hartford.

Effective May 1, 2006, Mr. Michael P. McGrath, age 38, is a Director of Demeter. Mr. McGrath is a Managing Director and the Director of Product Development for Morgan Stanley?s Global Wealth Management Group. In this role, Mr. McGrath oversees the flow of new products and services being offered through Global Wealth Management in the United States. He coordinates the firm?s New Product Committee as well as being a voting member on
       the committee.  He is also a voting member of the Global
Wealth Management Alternative Investments Due Diligence Committee, the Global Wealth Management Insurance Due Diligence Committee, and the Portfolio Architect Oversight Committee, and is a member of the Global Advisor Research Due Diligence Committee. Mr. McGrath joined Morgan Stanley in 2004, after three years with Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois. At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peters College in 1990 and his MBA in Finance from New York University in 1996.




Effective May 1, 2006, Mr. Andrew Saperstein, age 39, is a Director of Demeter. Mr. Saperstein is Chief Operating Officer of National Sales for Morgan Stanley?s Global Wealth Management Group, and serves as a member of the group?s Executive Committee. One of the largest businesses of its kind in the world with $640 billion in client assets, the Global Wealth Management Group provides a range of wealth management products and services to individuals, businesses, and institutions. These include brokerage and investment advisory services, financial and wealth planning, credit and lending, banking and cash management, annuities and insurance, retirement and trust. Prior to joining Morgan Stanley in March 2006, Mr. Saperstein was with Merrill
       Lynch as First Vice President and Chief Operating Officer
of the Direct Division, and served as a member of the Global Private Client Executive Committee. In this capacity, he was responsible for the oversight of the online brokerage unit and the Financial Advisory Center, including the Retail Client Relationship Management group, the Services, Operations and Technology group, the Client Acquisition team, and the Business Development and Analysis team. Mr. Saperstein joined Merrill Lynch in November 2001. Prior to Merrill Lynch, Mr. Saperstein was a partner in the Financial Institutions group of McKinsey & Co. Additionally, he served as co-leader of both the North American Asset Management and Brokerage Practice and North American Recruiting. Mr. Saperstein graduated cum laude from Harvard Law School and summa cum laude from the Wharton School/College of Arts and Sciences at the University of Pennsylvania with a dual degree in Economics and Finance.

Effective September 22, 2006, Mr. Jacques Chappuis, age 37, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments of Morgan Stanley?s Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received an MBA in Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. in finance from Tulane University in 1991.

Effective November 6, 2006, Mr. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter and a Principal of Demeter. Mr. Horwitz currently serves as an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.



All of the foregoing directors have indefinite terms.

Effective May 1, 2006, Mr. Jeffrey A. Rothman resigned his position as a Director of Demeter.

Effective May 1, 2006, Mr. Richard A. Beech resigned his position as a Director of Demeter.

       Effective May 1, 2006, Ms. Shelley Hanan resigned her position as a Director of Demeter.
Effective November 6, 2006, Mr. Kevin Perry resigned his position as Chief Financial Officer of Demeter.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee and, thus, no audit committee financial expert.

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

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the
       business affairs of the Partnership but receives no
compensation for such services.
Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT AND RELATED SECURITY HOLDE MATTERS

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2006, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2006,
Demeter owned 167.309 Units of general partnership interest, representing a 1.09 percent interest in the Partnership.


(c)	Changes in Control ? None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE

Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $2,699,945 for the year ended December 31, 2006.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to the Financial Statements, ?Operating Expenses?, in the Annual
Report to the Limited Partners for the year ended December 31, 2006.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments of the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $47,207 for the year ended December 31, 2006, and $44,596 for the year ended December 31, 2005.

(2)	Audit-Related Fees.  None.

(3)	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2006 and 2005 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP are approved by the Board of Directors of Demeter and communicated to Morgan Stanley.


       PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


1. Listing of Financial Statements
   The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2006, are incorporated by reference to
   Exhibit 13.01 of this Form 10-K:
?	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December
31, 2006, 2005, and 2004.

?	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2006 and
2005.

?	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2006, 2005, and 2004.

?	Notes to Financial Statements.

   With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
   Report to Limited Partners for the year ended December 31, 2006, is not deemed to be filed with this report.

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

                           MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
                                (Registrant)

                           BY:  Demeter Management Corporation,
                                General Partner

March 23, 2007             BY: /s/ Walter Davis
                                   Walter Davis,
                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY: /s/ 	Walter Davis	                    		March 23, 2007
	  	Walter Davis, President

    /s/    Frank Zafran       	             		March 23, 2007
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             		March 23, 2007
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           		March 23, 2007
	    	Harry Handler, Director

    /s/ 	Richard Gueren        		         		March 23, 2007
	 	Richard Gueren, Director

    /s/	Michael McGrath		                 	March 23, 2007
	  	Michael McGrath, Director

    /s/  	Andrew Saperstein	                 	March 23, 2007
	    	Andrew Saperstein, Director

    /s/  	Jacques Chappuis		                 	March 23, 2007
	    	Jacques Chappuis, Director

    /s/  	Lee Horwitz			                 	March 23, 2007
	    	Lee Horwitz, Chief Financial Officer






      	EXHIBIT INDEX
ITEM

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, is incorporated by reference to Exhibit A of the Partnership?s Prospectus, dated May 12, 1997, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May
13, 1997.

3.02	Certificate of Limited Partnership, dated August 28,
1990, is filed herewith.

3.02(a)	Certificate of Amendment to the Certificate of Limited
Partnership, dated July 20, 2006 (changing its name from
Dean Witter Portfolio Strategy Fund L.P.) is incorporated by reference to Exhibit 3.02 of the Partnership?s Form 8-
K (File No. 0-19046) filed with the Securities and
Exchange Commission on July 26, 2006.

10.01	Amended and Restated Management Agreement among the
Partnership, Demeter, and John W. Henry & Company, Inc., dated as of May 12, 1997, is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-19046) filed with the Securities and Exchange Commission on August 12,
2002.

10.01(a)	Amendment to Amended and Restated Management Agreement
between the Partnership and John Henry & Company, Inc., dated November 30, 2000, is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-
19046) filed with the Securities and Exchange Commission on January 3, 2001.

10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November
13, 2001.

10.03	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
19046) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	Customer Agreement between the Partnership and Morgan
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

10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form
8-K (File No. 0-19046) filed with the Securities and
Exchange Commission on November 13, 2001.

13.01	December 31, 2006, Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes?Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                      Portfolio
                                                                       Strategy
                                                                           Fund

            December 31, 2006
            Annual Report

    [LOGO]

Morgan Stanley

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is no guarantee of future results.

                                                                                                                  INCEPTION-
                                                                                                                   TO-DATE
                       1991    1992  1993 1994  1995 1996 1997 1998 1999  2000 2001  2002 2003 2004  2005   2006    RETURN
FUND                    %       %     %    %     %    %    %    %    %     %    %     %    %    %     %      %        %
-----------------------------------------------------------------------------------------------------------------------------
Portfolio Strategy
 Fund...............   27.7    (6.4) 19.9 (5.4) 25.4 25.5 11.3 9.5  (6.9) 9.9  (6.0) 26.7 3.7  9.6  (24.2) (18.9)   121.3
                     (11 mos.)
-----------------------------------------------------------------------------------------------------------------------------

                      COMPOUND
                     ANNUALIZED
                       RETURN
FUND                     %
-------------------------------
Portfolio Strategy
 Fund...............    5.1

-------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
ANNUAL REPORT
2006

Dear Limited Partner:

  This marks the sixteenth annual report for the Morgan Stanley Portfolio Strategy Fund L.P. (formerly Dean Witter Portfolio Strategy Fund L.P.) (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $2,727.77 and returned (18.9)% to $2,213.24 on December 31, 2006. The Fund returned 121.3% since it began trading in February 1991 (a compound annualized return of 5.1%).

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

Sincerely,

/s/ Walter J. Davis
Walter J. Davis
Chairman of the Board of Directors and President
Demeter Management Corporation,
General Partner of
Morgan Stanley Portfolio Strategy Fund L.P.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

                                      [CHART]

                    Year ended December 31, 2006
                    ----------------------------
Currencies                    -14.88%
Interest Rates                  0.22%
Stock Indices                   0.85%
Energies                       -2.14%
Metals                          2.67%
Agriculturals                  -1.93%



Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant trading losses were experienced in the currency markets from both long and short positions in the Japanese yen as the value of the yen moved without consistent direction during the first quarter on uncertainty regarding future interest rate policy by the Bank of Japan. Long positions in the Australian dollar versus the U.S. dollar incurred additional losses during June as the U.S. dollar reversed higher amid diplomatic developments between the U.S. and Iran regarding Iran's nuclear research program. Further losses were incurred during the third quarter from short and long positions in the Swiss franc and the euro as the value of these currencies experienced short-term volatile price movement. During October, losses were incurred from short positions in the euro, Japanese yen, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined towards the latter half of the month after the U.S. Department of Commerce reported slower than expected growth in third quarter U.S. Gross Domestic Product, as well as a faster than expected decline in consumer core inflation. Furthermore, the value of the U.S. dollar continued to move lower after the U.S. Federal Reserve held interest rates steady on October 25. Additionally, the Japanese yen strengthened after the Swiss National Bank said it had raised its holdings of the Japanese currency, while the euro moved higher after the IFO survey

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

 showed an unexpected increase in German business confidence. Meanwhile, the Swiss franc strengthened in tandem with the euro. Finally, in December, losses were experienced from long positions in the Swiss franc, euro, and British pound versus the U.S. dollar as the value of the U.S. dollar moved higher relative to these currencies due to renewed optimism about the health of the U.S. economy.

.. Additional losses were incurred in the energy markets from long futures positions in crude oil and its related products as prices declined during February after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies, and mild winter weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in the aforementioned markets as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Elsewhere in the energy markets, losses were incurred during March from short positions in natural gas futures as prices advanced on news from the U.S. Department of Energy that domestic reserves were lower than expected. In November, losses were experienced in the energy markets from short positions in gas oil and crude oil futures as prices rose on supply concerns after a major Nigerian facility ceased production following a hostage situation, and BP's Prudhoe Bay, Alaska facility experienced a pipeline delay. Prices continued to move higher amid concern over OPEC's production cut after the U.S. Department of Energy reported a sharp fall in domestic inventories of distillate products. Smaller losses were incurred, during November, from short positions in natural gas futures as prices reversed higher on colder temperatures forecasted in the U.S. and expectations of a decline in domestic inventories.

.. Losses were recorded in the agricultural complex, during the second quarter, from long positions in soybean and coffee futures as soybean prices reversed lower on news that supplies would increase and U.S. exports would decrease, while coffee prices moved lower after estimates that Brazil's coffee crop was larger than expected. Further losses in the agricultural complex were incurred towards the end of June from short positions in wheat, soybean, and corn futures as prices reversed higher amid reports of stronger demand and large volumes of speculative buying. Losses were also recorded during July and August from long positions in wheat and corn futures as prices fell amid favorable weather in the U.S. wheat and corn belts, while losses were recorded from short positions in coffee futures as prices increased at the beginning of August on news of potential for a drought during Brazil's coffee-blooming season and expectations of higher demand. Finally in December, additional losses were incurred from

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

 long positions in soybean and wheat futures as prices moved lower after news that exports had slumped and favorable weather in the southern Great Plains that boosted prospects for the winter crop.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Trading gains were recorded in the metals sector from long positions in copper, aluminum, and zinc futures as prices rallied sharply to record highs amid strong global industrial demand from the U.S., China, and India. Elsewhere in the metals markets, gains were also recorded from long futures positions in gold and silver as prices moved higher, primarily during the first half of the year, on continued geopolitical concerns regarding Iran's nuclear program, inflation concerns due to high oil prices, and the U.S. persistent demands from foreign central banks.

.. Within the global stock index sector, gains were experienced during first quarter from long positions in European, U.S., and Pacific Rim stock index futures as equity prices trended higher on strong corporate earnings and solid economic data. Long positions in European equity index futures also experienced gains during September as prices rose amid falling oil prices, merger and acquisition activity, and solid corporate earnings. Further gains in the global stock index market were experienced during October from long positions in U.S., European, and Australian stock index futures as prices advanced amid declining energy prices and favorable government reports, which showed few signs of increased global inflationary pressure. Finally, U.S. equity index futures prices increased after the U.S. Federal Reserve's decision to hold interest rates steady.

.. Smaller gains were experienced in the global fixed-income sector, primarily during March and April, from short positions in European and U.S. fixed-income futures as prices trended lower amid rising equity prices and strong economic data out of the Euro-Zone, while U.S. fixed-income prices declined on investor sentiment that the U.S. Federal Reserve would continue to increase interest rates in order to combat inflation. U.S. fixed-income prices also moved lower following the release of stronger than expected economic data. Further profits in the global fixed-income sector were incurred during August from long positions in Japanese, U.S., and German fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and geopolitical tensions.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Morgan Stanley Portfolio Strategy Fund L.P. (formerly Dean Witter Portfolio Strategy Fund L.P.) (the "Partnership"), is responsible for the management of the Partnership.

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

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2006.

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

/s/ Walter J. Davis
Walter J. Davis
President
Demeter Management Corporation

/s/ Lee Horwitz
Lee Horwitz
Chief Financial Officer
Demeter Management Corporation

New York, New York
March 9, 2007

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Morgan Stanley Portfolio Strategy Fund L.P. (formerly Dean Witter Portfolio Strategy Fund L.P.) (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2006 of the Partnership and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 9, 2007

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Morgan Stanley Portfolio Strategy Fund L.P. (formerly Dean Witter Portfolio Strategy Fund L.P.) (the "Partnership"), including the schedules of investments, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Portfolio Strategy Fund L.P. (formerly Dean Witter Portfolio Strategy Fund L.P.) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2006 and 2005, the Partnership modified its classification of cash within the statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 9, 2007

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                    ----------------------
                                                       2006        2005
                                                    ----------  ----------
                                                        $           $
                                    ASSETS
     Equity in futures interests trading accounts:
       Unrestricted cash                            31,507,335  49,372,848
       Restricted cash                               2,993,509   4,896,815
                                                    ----------  ----------
         Total cash                                 34,500,844  54,269,663
                                                    ----------  ----------
       Net unrealized gain on open
        contracts (MSIL)                                35,900     555,721
       Net unrealized loss on open
        contracts (MS&Co.)                             (47,222)   (802,683)
                                                    ----------  ----------
         Total net unrealized loss on
          open contracts                               (11,322)   (246,962)
                                                    ----------  ----------
         Total Trading Equity                       34,489,522  54,022,701
     Interest receivable (Morgan Stanley DW)           123,403     143,702
     Due from Morgan Stanley DW                         86,178      35,002
                                                    ----------  ----------
         Total Assets                               34,699,103  54,201,405
                                                    ==========  ==========

                       LIABILITIES AND PARTNERS' CAPITAL

     LIABILITIES
     Redemptions payable                               446,039   1,050,448
     Accrued administrative expenses                   113,849     128,663
     Management fees payable                            57,738      90,272
                                                    ----------  ----------
         Total Liabilities                             617,626   1,269,383
                                                    ----------  ----------

     PARTNERS' CAPITAL

     Limited Partners (15,231.577 and
      19,201.528 Units, respectively)               33,711,181  52,377,441
     General Partner (167.309 and
      203.309 Units, respectively)                     370,296     554,581
                                                    ----------  ----------
         Total Partners' Capital                    34,081,477  52,932,022
                                                    ----------  ----------
         Total Liabilities and Partners' Capital    34,699,103  54,201,405
                                                    ==========  ==========

     NET ASSET VALUE PER UNIT                         2,213.24    2,727.77
                                                    ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                         -----------------------------------
                                            2006         2005        2004
                                         ----------  -----------  ----------
                                             $            $           $
  INVESTMENT INCOME
    Interest income (Morgan Stanley DW)   1,626,207    1,439,069     719,231
                                         ----------  -----------  ----------

  EXPENSES
    Brokerage commissions
     (Morgan Stanley DW)                  2,699,945    4,137,112   4,980,851
    Management fees                         863,656    1,265,126   1,554,188
    Administrative expenses                 140,000      131,000     105,000
    Transaction fees and costs              137,383      211,164     310,496
    Incentive fee                            --           --           6,748
                                         ----------  -----------  ----------
     Total Expenses                       3,840,984    5,744,402   6,957,283
                                         ----------  -----------  ----------

  NET INVESTMENT LOSS                    (2,214,777)  (4,305,333) (6,238,052)
                                         ----------  -----------  ----------

  TRADING RESULTS
  Trading profit (loss):
    Realized                             (7,025,891)  (6,461,506) 10,571,095
    Net change in unrealized                235,640   (8,900,555)  2,427,270
                                         ----------  -----------  ----------
     Total Trading Results               (6,790,251) (15,362,061) 12,998,365
                                         ----------  -----------  ----------

  NET INCOME (LOSS)                      (9,005,028) (19,667,394)  6,760,313
                                         ==========  ===========  ==========

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                       (8,906,995) (19,436,831)  6,669,406
  General Partner                           (98,033)    (230,563)     90,907

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                          (514.53)     (870.58)     315.31
  General Partner                           (514.53)     (870.58)     315.31

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                                UNITS OF
                               PARTNERSHIP   LIMITED     GENERAL
                                INTEREST     PARTNERS    PARTNER      TOTAL
                               ----------- -----------  ---------  -----------
                                                $           $           $
Partners' Capital, December
31, 2003                       25,693.866   83,407,424    946,530   84,353,954
Net income                         --        6,669,406     90,907    6,760,313
Redemptions                    (2,447.777)  (7,466,653)     --      (7,466,653)
                               ----------  -----------  ---------  -----------
Partners'
Capital, December 31, 2004     23,246.089   82,610,177  1,037,437   83,647,614
Net loss                           --      (19,436,831)  (230,563) (19,667,394)
Redemptions                    (3,841.252) (10,795,905)  (252,293) (11,048,198)
                               ----------  -----------  ---------  -----------
Partners' Capital, December
31, 2005                       19,404.837   52,377,441    554,581   52,932,022
Net loss Redemptions                   --   (8,906,995)   (98,033)  (9,005,028)
                               (4,005.951)  (9,759,265)   (86,252)  (9,845,517)
                               ----------  -----------  ---------  -----------
Partners' Capital, December
31, 2006                       15,398.886   33,711,181    370,296   34,081,477
                               ==========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF CASH FLOWS

                                     FOR THE YEARS ENDED DECEMBER 31,
                                   ------------------------------------
                                       2006         2005        2004
                                   -----------  -----------  ----------
                                        $            $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                   (9,005,028) (19,667,394)  6,760,313
Noncash item included in net
 income (loss):
  Net change in unrealized           (235,640)    8,900,555  (2,427,270)
(Increase) decrease in operating
 assets:
  Restricted cash                    1,903,306    7,743,051   1,187,394
  Interest receivable
   (Morgan Stanley DW)                  20,299     (50,945)     (46,406)
  Due from Morgan Stanley
   DW                                 (51,176)      311,574     (92,614)
Decrease in operating liabilities:
  Accrued administrative
   expenses                           (14,814)     (13,240)     (46,463)
  Management fees payable             (32,534)     (50,478)      (1,324)
                                   -----------  -----------  ----------
Net cash provided by (used for)
 operating activities               (7,415,587)  (2,826,877)  5,333,630
                                   -----------  -----------  ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash paid for redemptions
 of Units                          (10,449,926) (10,518,507) (7,552,457)
                                   -----------  -----------  ----------
Net cash used for financing
 activities                        (10,449,926) (10,518,507) (7,552,457)
                                   -----------  -----------  ----------

Net decrease in unrestricted
 cash                              (17,865,513) (13,345,384) (2,218,827)

Unrestricted cash at beginning
 of period                          49,372,848   62,718,232  64,937,059
                                   -----------  -----------  ----------

Unrestricted cash at end
 of period                          31,507,335   49,372,848  62,718,232
                                   ===========  ===========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $34,081,477                                 $              %              $               %
Commodity                                                             119,667          0.35          261,756          0.77
Equity                                                                 74,963          0.22            --              --
Foreign currency                                                      222,890          0.65          207,313          0.61
Interest Rate                                                        (887,074)        (2.60)         204,837          0.60
                                                                     --------         -----        ---------         -----
  Grand Total:                                                       (469,554)        (1.38)         673,906          1.98
                                                                     ========         =====        =========         =====
  Unrealized Currency Loss

  Total Net Unrealized Loss per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $52,932,022
Commodity                                                            (126,786)        (0.24)        (397,387)        (0.75)
Equity                                                                309,031          0.58            --              --
Foreign currency                                                     (633,115)        (1.19)       1,277,662          2.41
Interest Rate                                                             613           --          (491,974)        (0.93)
                                                                     --------         -----        ---------         -----
  Grand Total:                                                       (450,257)        (0.85)         388,301          0.73
                                                                     ========         =====        =========         =====
  Unrealized Currency Loss

  Total Net Unrealized Loss per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $34,081,477                                $
Commodity                                                             381,423
Equity                                                                 74,963
Foreign currency                                                      430,203
Interest Rate                                                        (682,237)
                                                                     --------
  Grand Total:                                                        204,352

  Unrealized Currency Loss                                           (215,674)
                                                                     --------
  Total Net Unrealized Loss per Statement of Financial Condition      (11,322)
                                                                     ========

2005 PARTNERSHIP NET ASSETS: $52,932,022
Commodity                                                            (524,173)
Equity                                                                309,031
Foreign currency                                                      644,547
Interest Rate                                                        (491,361)
                                                                     --------
  Grand Total:                                                        (61,956)

  Unrealized Currency Loss                                           (185,006)
                                                                     --------
  Total Net Unrealized Loss per Statement of Financial Condition     (246,962)
                                                                     ========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION.  Morgan Stanley Portfolio Strategy Fund L.P. (formerly Dean
Witter Portfolio Strategy Fund L.P.) (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  Effective July 20, 2006, Dean Witter Portfolio Strategy Fund L.P. was renamed to Morgan Stanley Portfolio Strategy Fund L.P.
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited
("MSIL"). MS&Co. acts as the counterparty on all of the foreign currency forward contracts. In 2007, Morgan Stanley intends to merge Morgan Stanley DW into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Partnership's principal U.S. commodity broker-dealer. Demeter, Morgan Stanley DW, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley.
  John W. Henry & Company, Inc. ("JWH") is the trading manager for the Partnership.
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

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

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW pays the Partnership interest income on 80% of its average daily Net Assets for the month at the prevailing rate for U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on Futures Interests.
  The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

NEW ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnership's Financial Statements, if any, is currently being assessed.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership's Financial Statements, if any, is currently being assessed.
  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated ("rollover approach") and an approach that considers the cumulative amount by which the current year balance sheet is misstated ("iron-curtain approach"). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnership as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners' Capital for those prior year misstatements that were not material under the Partnership's prior approach, but that are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Partnership's Financial Statements.
EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co., and MSIL to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

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

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

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

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2006 and 2005 presentation. Such reclassifications have no impact on the Partnership's reported net income (loss).

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

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

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

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

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

         NET UNREALIZED GAINS/
      (LOSSES) ON OPEN CONTRACTS   LONGEST MATURITIES
     ----------------------------  -------------------
                 OFF-                          OFF-
     EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
---- --------- --------- --------  --------- ---------
         $         $         $
2006 (441,525)  430,203   (11,322) Dec. 2007 Mar. 2007
2005 (891,509)  644,547  (246,962) Dec. 2006 Mar. 2006

  The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statement, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and exchange-traded forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and exchange-traded forward contracts, are required, pursuant to regulations of the Commodity Futures

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and exchange-traded forward contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures contracts, which funds, in the aggregate, totaled $34,059,319 and $53,378,154 at December 31, 2006 and 2005, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                             2006       2005       2004
                                          ---------  ---------  ---------
      PER UNIT OPERATING
       PERFORMANCE:
      NET ASSET VALUE, JANUARY 1:         $2,727.77  $3,598.35  $3,283.04
                                          ---------  ---------  ---------
      NET OPERATING RESULTS:
         Interest Income                      93.81      66.35      29.45
         Expenses                           (221.58)   (264.87)   (284.85)
         Realized Profit (Loss)             (400.35)   (261.66)    471.33
         Unrealized Profit (Loss)             13.59    (410.40)     99.38
                                          ---------  ---------  ---------
         Net Profit (Loss)                  (514.53)   (870.58)    315.31
                                          ---------  ---------  ---------
      NET ASSET VALUE,
       DECEMBER 31:                       $2,213.24  $2,727.77  $3,598.35
                                          =========  =========  =========
      FOR THE CALENDAR YEAR:
      RATIOS TO AVERAGE NET
       ASSETS:
         Net Investment Loss                 (5.2)%     (6.9)%     (8.1)%
         Expenses before Incentive fees       9.1 %      9.2 %      9.1 %
         Expenses after Incentive fees        9.1 %      9.2 %      9.1 %
         Net Profit (Loss)                  (21.3)%    (31.7)%      8.8 %
      TOTAL RETURN BEFORE
       INCENTIVE FEES                       (18.9)%    (24.2)%      9.6 %
      TOTAL RETURN AFTER
       INCENTIVE FEES                       (18.9)%    (24.2)%      9.6 %
      INCEPTION-TO-DATE RETURN              121.3 %
      COMPOUND ANNUALIZED
       RETURN                                 5.1 %

                    Demeter Management Corporation
                    330 Madison Avenue, 8th Floor
                    New York, NY 10017

[LOGO]

Morgan Stanley

ADDRESS SERVICE REQUESTED


[GRAPHIC] printed on recycled paper
                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA