Form 10-Q
period 2007-03-31
MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
filed 2007-05-14
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Large accelerated filer___Accelerated filer___Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


	       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2007




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Statements of Financial Condition as of March 31, 2007
	(Unaudited) and December 31, 2006..........................2

	Statements of Operations for the Quarters Ended
	March 31, 2007 and 2006 (Unaudited)....................... 3

	Statements of Changes in Partners? Capital for the
Quarters Ended March 31, 2007 and 2006 (Unaudited) ........4

	Statements of Cash Flows for the Quarters Ended
	March 31, 2007 and 2006 (Unaudited) .......................5

	Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations.......13-24

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.........................................24?38

Item 4.	Controls and Procedures.............................38-39

Item 4T.	Controls and Procedures................................39


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................40

Item 6.	Exhibits...............................................40


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

	    March 31,	December 31,
	        2007      	       2006
	           $	          $
	(Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	27,863,613	31,507,335
	Restricted cash	    1,269,093	    2,993,509

	     Total cash	    29,132,706	  34,500,844

Net unrealized gain (loss) on open contracts (MSIL)	      (174,120)	      35,900
Net unrealized loss on open contracts (MS&Co.)	      (272,935)     	       (47,222)

	     Total net unrealized loss on open contracts	      (447,055)	       (11,322)

	     Total Trading Equity	28,685,651   	34,489,522

Interest receivable (Morgan Stanley DW)	       105,839	      123,403
Due from Morgan Stanley DW	         66,214	         86,178

	Total Assets	  28,857,704	  34,699,103

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	744,513	446,039
Accrued administrative expenses	        67,642	       113,849
Management fees payable	        48,064	          57,738

	Total Liabilities	       860,219	      617,626

Partners? Capital

Limited Partners (14,357.055 and
  15,231.577 Units, respectively)	27,701,678	33,711,181
General Partner (153.309 and
   167.309 Units, respectively)	      295,807	        370,296

	Total Partners? Capital	   27,997,485 	  34,081,477

	Total Liabilities and Partners? Capital	   28,857,704	  34,699,103
NET ASSET VALUE PER UNIT	      1,929.48	       2,213.24

	The accompanying notes are an integral part of these financial statements.


	       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	      For the Quarters Ended March 31,


                                                                         		         2007    	      2006
                                                                               	                      $		         $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   321,945			    392,743

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		471,476	877,611
	Management fees	      	   156,663	 238,109
	Transaction fees and costs		24,212	47,919
	Administrative expenses		     (12,000)	      36,000

		   Total Expenses		    640,351	  1,199,639

NET INVESTMENT LOSS	                       (318,406)	                (806,896)

TRADING RESULTS
Trading profit (loss):
	Realized			(3,516,857)	 (7,050,593)
	Net change in unrealized		      (435,733)	     3,084,355

		    Total Trading Results		   (3,952,590)	   (3,966,238)

NET LOSS	                                   (4,270,996)	           (4,773,134)

NET LOSS ALLOCATION

	Limited Partners                                             		(4,223,520) 	(4,723,327)
	General Partner                                                              	(47,476)		   (49,807)

NET LOSS PER UNIT

	Limited Partners                                                  		         (283.76)	(244.98)
	General Partner                                                   		        (283.76)	(244.98)





	The accompanying notes are an integral part of these financial statements.



       <table>
MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2007 and 2006
	(Unaudited)




	  Units of
	    Partnership	Limited	  General
	   Interest   	Partners	  Partner	Total
		$	 $	$

Partners? Capital,
     December 31, 2005	19,404.837	52,377,441	 554,581	52,932,022

Net Loss	?       	(4,723,327)	(49,807)	(4,773,134)

Redemptions	     (1,137.089)	  (2,769,122)	   (34,759)	  (2,803,881)

Partners? Capital,
     March 31, 2006	  18,267.748	  44,884,992	   470,015	  45,355,007



Partners? Capital,
     December 31, 2006	15,398.886	33,711,181	 370,296	34,081,477

Net Loss	?       	(4,223,520)	(47,476)	(4,270,996)

Redemptions	     (888.522)	  (1,785,983)	   (27,013)	  (1,812,996)

Partners? Capital,
     March 31, 2007	  14,510.364	  27,701,678	  295,807	  27,997,485











The accompanying notes are an integral part of these financial statements.



       <table> 	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Quarters Ended March 31,

	      2007     	      2006
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(4,270,996)	(4,773,134)
Noncash item included in net loss:
	Net change in unrealized	435,733	(3,084,355)

(Increase) decrease in operating assets:
	Restricted cash	1,724,416	(45,144)
	Interest receivable (Morgan Stanley DW)	17,564	5,355
	Due from Morgan Stanley DW	19,964	(46,557)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	         (46,207)	            9,463
	Management fees payable	           (9,674)	        (12,224)

Net cash used for operating activities	   (2,129,200)	   (7,946,596)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (1,514,522)	  (2,536,606)

Net cash used for financing activities	   (1,514,522)	   (2,536,606)

Net decrease in unrestricted cash	(3,643,722)	(10,483,202)

Unrestricted cash at beginning of period	   31,507,335	  49,372,848

Unrestricted cash at end of period	   27,863,613	  38,889,646






	The accompanying notes are an integral part of these financial statements.

</table>-

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Portfolio Strategy Fund L.P. (the ?Partner-ship?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Portfolio Strategy Fund L.P. is a Delaware limited partnership organized in 1990 to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated (?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has


       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. John W. Henry & Company, Inc. (the ?Trading Manager?) is the trading manager to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL in futures and forward trading accounts to meet margin requirements as needed. Effective April 1, 2007, MS&Co. pays the Partnership interest income on 80% of the Partnership?s average daily Net Assets for the month at a rate equal to the monthly average yield on the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage commissions to MS&Co. (Morgan Stanley DW, prior to April 1, 2007). Prior to April 1, 2007, Morgan Stanley DW paid the Partnership monthly interest income on 80% of its


       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

average daily Net Assets for the month at the prevailing rate on U.S. Treasury bills.



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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:


       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	 Net Unrealized Gains/(Losses)
	       on Open Contracts	              Longest Maturities
		  Off-				        Off-
	 Exchange-	Exchange-		  Exchange-    Exchange-
Date                Traded 	 Traded 	Total 	   Traded  	    Traded
	     $	   $	  $
Mar. 31, 2007      (297,250)	 (149,805)	(447,055)	Mar. 2008   	Jun. 2007
Dec. 31, 2006      (441,525)	430,203	(11,322)	Dec. 2007   	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and exchange-traded forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and exchange-traded forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchange-traded futures and exchange-traded forward contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures and exchange-traded forward contracts, which funds, in the aggregate, totaled $28,835,456 and $34,059,319 at March 31, 2007, and December 31, 2006,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.



       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.

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










       Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         	    CONDITION AND RESULTS OF OPERATIONS



Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures and forward trading accounts established for the Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading program to take advantage of price movements in the futures and forward markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007 and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(3,630,645) and expenses totaling $640,351, resulting in a net loss of $4,270,996 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $2,213.24 at December 31, 2006, to $1,929.48 at March 31,
2007.

The most significant trading losses of approximately of 6.4% were in the currency sector from long positions in the British pound versus the U.S. dollar as the value of the U.S. dollar strengthened during January after a government report showed that U.S. job growth had been unexpectedly higher during December 2006. Further losses were experienced from long positions in the British pound in relation to the U.S. dollar after the value of the British pound decreased during late February and early March as weaker than expected economic data bolstered sentiment that the Bank of England might not continue to increase interest rates. Further losses were incurred during January from long positions in the euro, Swiss franc, and Australian dollar versus

       the U.S. dollar as the value of the U.S. dollar
strengthened against these currencies in January after a government report showed stronger than expected U.S. job growth, cooling speculation that the U.S. Federal Reserve might cut interest rates in the near-term. Additionally, the value of the U.S. dollar continued to move higher against most of its major rivals after a report showing that the U.S. index of leading economic indicators had risen in December 2006 and news that the U.S. trade gap contracted for a third consecutive month in November, reaching its narrowest point since July 2005. Additional losses in the currency markets were experienced in February and March from short positions in the Japanese yen against the U.S. dollar as the value of the Japanese yen reversed sharply higher amid an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. Furthermore, investor speculation that consistently strong economic data out of Japan might force the Bank of Japan to continue raising interest rates in order to combat possible inflation pushed the value of the Japanese yen higher. Lastly, losses were incurred from both long and short positions in the South African rand versus the U.S.
       dollar as the value of the rand moved without consistent direction throughout the majority of the quarter. Additional losses of approximately 2.8% were incurred in the global interest rate sector primarily during February from short positions in U.S, European, and Australian fixed-income futures as prices reversed sharply higher at the end of February due to a worldwide flight to quality after a sell-off in the global equity markets that began on February 27 following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Within the metals sector, losses of approximately 1.8% were recorded during January from short positions in gold futures as prices increased amid uncertainty regarding the future direction of the U.S. dollar, while long positions in aluminum futures experienced losses as prices fell after a slowdown in the U.S. housing market fueled concern that supplies were sufficient to meet demand. Additional losses were experienced during March from newly established long positions in gold and silver futures as prices declined amid fears that a cooling Chinese economy might reduce future demand for the precious metals, while long positions in aluminum futures also resulted in losses during March as prices fell after news of an overabundance in supply. Furthermore, losses were incurred in February from short positions in copper futures as prices moved
       higher on continued speculation that low stockpiles and supply disruptions might create a supply shortage. Additional losses of approximately 1.3% were experienced from long positions in U.S., Pacific Rim, and European equity index futures as price fell suddenly and sharply at the end of February into early March due to the aforementioned global sell-off that affected the currency and global interest rate markets. Additional losses of approximately 1.1% were recorded in the energy sector from both long and short positions in natural gas futures as prices moved in a trendless pattern throughout the quarter. Additional losses were recorded in the energy sector primarily during February and March from short futures positions in crude oil and heating oil as prices moved higher amid geopolitical uncertainty in Iraq, worries that Iran would continue with its nuclear program, and news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf. Losses of approximately 0.6% were experienced in the agricultural sector from long positions in corn futures as price dropped in January after the U.S. announced plans to seek additional sources for alternative fuels. Corn prices fell sharply in March after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up this year to its highest since 1944. Further losses were recorded from long futures positions in coffee during January as prices fell sharply on speculation that retail price increased imposed by large food companies during the last quarter

       of 2006 might curb demand in the United States.  Elsewhere in the agricultural sector, long position in sugar futures resulted in losses during March as prices fell amid increased production from Brazil, Thailand, and India.

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $(3,573,495) and expenses totaling $1,199,639, resulting in a net loss of $4,773,134 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit decreased from $2,727.77 at December 31, 2005 to $2,482.79 at March 31,
2006.

The most significant trading losses of approximately 9.5% were recorded in the currency markets from long U.S. dollar positions against the Japanese yen, Swiss franc, and the euro as the value of the U.S. dollar reversed lower against these currencies during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might move to diversify some of its assets into other currencies. Additional losses in the currency markets were experienced during February from long positions in the euro, British pound, and Swiss franc against the U.S. dollar as the

       value of these European currencies declined on speculation of a reduction in U.K. interest rates and strength in the U.S. dollar due to the renewed prospects for higher rates in the U.S. Further losses during February were incurred from short positions in the Japanese yen versus the U.S. dollar as the value of the yen increased amid the release of better than expected Japanese machinery orders data and intense speculation that the Bank of Japan might move to tighten monetary policy in Japan. During March, losses were incurred from short positions in the Japanese yen against the U.S. dollar as the value of the yen reversed higher after comments from U.S. Treasury Undersecretary Adams warning Japan against preventing the yen from strengthening. Additional currency losses during March were experienced from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker than expected. In the energy markets, losses of approximately 4.2% were experienced from long positions in crude oil and its related products as prices declined during February after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International
Energy Agency, and mild weather in the U.S. Northeast.    Further
losses in the energy markets were recorded during March from short positions in the aforementioned products as prices

       strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Elsewhere in the energy markets, losses were incurred during March from short positions in natural gas futures as prices advanced on news from the U.S. Department of Energy that domestic reserves were lower than expected. Within the agricultural markets, losses of approximately 0.3% were recorded, primarily during January, from short positions in coffee futures as prices increased sharply early in the month amid news of a smaller crop in Brazil, the world?s largest producer. Additional losses were experienced from newly established long positions in coffee futures during February as prices reversed lower. Elsewhere in the agricultural sector, losses were experienced during March from long positions in wheat futures as prices fell on forecasts for above-average rainfall in U.S. growing regions. A portion of these losses for the quarter was offset by gains of approximately 3.2% in the metals markets during January and March from long positions in copper, aluminum, zinc, and nickel as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S.
Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also boosted after news that a silver-backed Exchange Traded Fund would soon launch and create greater

       investment interest in the metals.  Additional gains of approximately 1.3% were recorded in the global stock index futures markets from long positions in European, Australian, and Japanese stock index futures as global equity markets trended higher on strong corporate earnings and solid economic data. Smaller gains of approximately 0.1% were recorded, primarily during March, from short positions in European interest rate futures as prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would continue to rise.


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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and

       commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage


       causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses

       approximately four years of daily market data (1,000
observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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



       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007 and 2006. At March 31, 2007 and 2006, the Partnership?s total capitalization was approximately $28 million and $45 million, respectively.

Primary Market		     March 31, 2007      March 31, 2006
Risk Category			Value at Risk		 Value at Risk

Currency                     (1.30)% 	(1.03)%
Interest Rate                (0.61)		(2.66)
Equity                       (0.12)		(0.85)
Commodity                    (0.78)		(0.94)
Aggregate Value at Risk      (1.70)%	(3.37)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.

Primary Market Risk Category        High      Low      Average
Currency	(3.43)%	(0.81)%	(1.79)%


Interest Rate	(3.87)	(0.61)	(1.85)

Equity	(0.72)	(0.12)	(0.47)

Commodity	(1.10)	(0.50)	(0.77)

Aggregate Value at Risk	(3.76)%	(1.70)%	(2.68)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk.

There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 99% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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


       The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at March 31, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2007, the Partnership?s exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At March 31, 2007, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across Japanese, U.S., European, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index

       and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2007, the Partnership had market exposure to the global stock index sector, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2007, the Partnership?s primary exposures were to the SPI 200 (Australia), NIKKEI 225 (Japan), DAX (Germany), Euro Stoxx 50 (Europe), and NASDAQ 100 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese

       stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
Energy. The second largest market exposure of the Partnership as of March 31, 2007, was to the energy sector to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at March 31, 2007, was to the markets that comprise these sectors. Most of the exposures were to the coffee, soybeans, cotton, wheat, soybean oil, live cattle, sugar, soybean meal, and corn markets. Supply and demand inequalities, severe weather


       disruptions, and market expectations affect price
movements in these markets.

Metals. At March 31, 2007, the Partnership had market exposure in the metals sector to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager utilizes its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2007, were in euros, British pound, Japanese yen, Australian dollars, Canadian dollars, and Swiss franc. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 6.  EXHIBITS
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
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



                        Morgan Stanley Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2007            By:/s/Lee Horwitz
                              Lee Horwitz
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



















DEAN WITTER PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)