Form 10-Q
period 2007-06-30
MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
filed 2007-08-10
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number 0-19046

	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      13-3589337
(State or other jurisdiction of		     		   (I.R.S. Employer
incorporation or organization)			        Identification No.)


Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY							    	    10036
(Address of principal executive offices)	  	       (Zip Code)

Registrant?s telephone number, including area code     (212) 296-1999







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

	June 30, 2007




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Statements of Financial Condition as of June 30, 2007
	(Unaudited) and December 31, 2006..........................2

	Statements of Operations for the Three and Six Months
	Ended June 30, 2007 and 2006 (Unaudited).................. 3

	Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2007 and 2006 (Unaudited)........4

	Statements of Cash Flows for the Six Months Ended
	June 30, 2007 and 2006 (Unaudited).........................5

	Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations.......13-28

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.........................................28?40

Item 4.	Controls and Procedures.............................40-41

Item 4T.	Controls and Procedures................................41


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................42

Item 5.	Other Information...................................42-43

Item 6.	Exhibits...............................................43


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

	    June 30,	December 31,
	        2007      	       2006
	           $	          $
	(Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	27,986,083	31,507,335
	Restricted cash	      119,045	    2,993,509

	     Total cash	28,105,128 	  34,500,844

Net unrealized loss on open contracts (MS&Co.)	                                                ?     	       (47,222)
Net unrealized gain (loss) on open contracts (MSIL)	        (92,856)      	         35,900

	     Total net unrealized loss on open contracts	       (92,856)	       (11,322)

	     Total Trading Equity	28,012,272   	34,489,522

Interest receivable (MS&Co.)	               85,170	       123,403
Due from MS&Co.	          5,380	         86,178

	Total Assets	  28,102,822	  34,699,103

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	482,611	446,039
Accrued administrative expenses	       53,867        	       113,849
Accrued management fees	        46,826	        57,738

	Total Liabilities	     583,304 	      617,626

Partners? Capital

Limited Partners (13,231.577 and
    15,231.577 Units, respectively)	27,228,724	33,711,181
General Partner (141.309 and
     167.309 Units, respectively)	      290,794	        370,296
	Total Partners? Capital	   27,519,518 	  34,081,477
	Total Liabilities and Partners? Capital	   28,102,822	  34,699,103

NET ASSET VALUE PER UNIT	      2,057.86	       2,213.24

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


    For the Three Months	                      For the Six Months
    Ended June 30,     	             Ended June 30,

              	    2007   	             2006    	      2007   	    2006
               $                      $		          $	 	$
INVESTMENT INCOME
	Interest income (MS&Co.)	    271,075	    444,857	     593,020	      837,600

EXPENSES
	Brokerage commissions (MS&Co.)	291,929	607,862	763,405	1,485,473
	Management fees	141,985	      238,742	298,648    	476,851
	Administrative expenses	     18,000	       34,000	         6,000	       70,000
	Transaction fees and costs	      14,975	      28,283	       39,187	        76,202

		   Total Expenses 	    466,889	    908,887	  1,107,240	   2,108,526

NET INVESTMENT LOSS 	   (195,814)	   (464,030) 	    (514,220)	  (1,270,926)

TRADING RESULTS
Trading profit (loss):
	Realized	1,636,615	 4,386,128	(1,880,242)	(2,664,465)
	Net change in unrealized	    354,199	 (4,456,386)	        (81,534)	   (1,372,031)

		   Total Trading Results	 1,990,814	      (70,258)	   (1,961,776)	   (4,036,496)

NET INCOME (LOSS)	  1,795,000	    (534,288)	   (2,475,996)	   (5,307,422)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	1,775,319	(526,571)	(2,448,201)	(5,249,898)
	General Partner 	19,681	(7,717)		     (27,795)	   (57,524)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                           128.38	 (40.76)      	(155.38)	(285.74)
	General Partner                                                            128.38	 (40.76)      	(155.38)	(285.74)





	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2007 and 2006
	(Unaudited)




	  Units of
	    Partnership	Limited	  General
	   Interest   	Partners	  Partner	Total
		$	 $	$
Partners? Capital,
     December 31, 2005	19,404.837	52,377,441	 554,581	52,932,022

Net Loss	?       	(5,249,898)	(57,524)	(5,307,422)

Redemptions	   (2,086.775)	  (5,274,190)	  (59,179)	    (5,333,369)

Partners? Capital,
     June 30, 2006	  17,318.062	  41,853,353	   437,878	  42,291,231



Partners? Capital,
     December 31, 2006	15,398.886	33,711,181	 370,296	34,081,477

Net Loss	?       	(2,448,201)	(27,795)	(2,475,996)

Redemptions	   (2,026.000)	  (4,034,256)	  (51,707)	    (4,085,963)

Partners? Capital,
     June 30, 2007	  13,372.886	  27,228,724	   290,794	  27,519,518














The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Six Months Ended June 30,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(2,475,996)	(5,307,422)
Noncash item included in net loss:
	Net change in unrealized	81,534	1,372,031

(Increase) decrease in operating assets:
	Restricted cash	2,874,464	1,350,667
	Interest receivable (MS&Co.)	38,233	2,033
	Due from MS&Co.	80,798	(68,683)

Decrease in operating liabilities:
	Accrued administrative expenses	      (59,982)         	         (20,502)
	Accrued management fees	       (10,912)	         (18,319)

Net cash provided by (used for) operating activities	     528,139	    (2,690,195)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	  (4,049,391)	  (5,646,986)

Net cash used for financing activities	  (4,049,391)	   (5,646,986)

Net decrease in unrestricted cash	(3,521,252)	(8,337,181)

Unrestricted cash at beginning of period	 31,507,335	   49,372,848

Unrestricted cash at end of period	  27,986,083	   41,035,667






	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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

1.  Organization
Morgan Stanley Portfolio Strategy Fund L.P. is a Delaware limited partnership organized in 1990 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Effective July 1, 2007, the Partnership trades options on futures and forward contracts.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). Morgan Stanley & Co. Incorporated
(?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co.


       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

International plc (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. Prior to June 30, 2007, John W. Henry & Company, Inc. (?JWH?) or (the ?Trading Manager?) was the trading manager to the Partnership.

Demeter terminated the management agreement with JWH as of June 30, 2007. Effective June 5, 2007, Demeter entered into a management agreement with Hyman Beck & Company Inc. (?Hyman Beck?) to serve as the trading manager to the Partnership and to commence trading effective July 1, 2007, pursuant to its Global Portfolio trading program.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIL in futures and forward trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership interest income on 80% of the Partnership?s average daily Net Assets for the month at a rate equal to the monthly average yield on the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage commissions to MS&Co.


       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  Financial Instruments
The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:


       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	 Net Unrealized Gains/(Losses)
	       on Open Contracts	              Longest Maturities
		  Off-				        Off-
	 Exchange-	Exchange-		  Exchange-    Exchange-
Date                Traded 	 Traded 	Total 	   Traded  	    Traded
	     $	   $	  $
Jun. 30, 2007   	    (92,856)       -    	(92,856)	Mar. 2008	      -
Dec. 31, 2006      (441,525)	430,203	(11,322)	Dec. 2007   	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and exchange-traded forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and exchange-traded forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded


       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

futures and exchange-traded forward contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures and exchange-traded forward contracts, which funds, in the aggregate, totaled $28,012,272 and $34,059,319 at June 30, 2007, and December 31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.




       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.

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










       Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         	    CONDITION AND RESULTS OF OPERATIONS



Liquidity. The Partnership deposits its assets with MS&Co. and MSIL as commodity brokers in separate futures and forward trading accounts established for the Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading program to take advantage of price movements in the futures and forward markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2007 and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $2,261,889 and expenses totaling $466,889, resulting in net income of $1,795,000 for the three months ended
June 30, 2007. The Partnership?s net asset value per Unit increased from $1,929.48 at March 31, 2007, to $2,057.86 at June
30, 2007.

The most significant trading gains of approximately 4.7% were experienced in the global interest rate sector, primarily during May and June, from short positions in European fixed-income futures as prices moved lower amid continued optimism about the status of the European economy. Additionally, European interest rate futures prices were pressured lower on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump this year. Elsewhere in the interest rate futures markets, gains were recorded throughout the quarter from short positions in the U.S.


       fixed-income futures as prices moved lower after the
Philadelphia Federal Reserve's index of regional manufacturing increased more than expected in April and Federal Reserve Bank of Richmond President Jeffrey Lacker stated there were still inflationary concerns present in the U.S. economy. Additional gains of approximately 2.3% were experienced in the currency sector, primarily during April and June, from short positions in the Japanese yen versus the U.S. dollar as the value of the yen weakened against most of its major rivals amid expectations that strengthening global equity markets would give investors more confidence to buy higher-yielding assets financed with money borrowed in Japan. Additionally, the value of the Japanese yen moved lower after news that the Tankan survey was weaker than expected, thereby decreasing the likelihood of an interest rate increase by the Bank of Japan. Elsewhere, gains were recorded during June from long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as these currencies increased leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Additionally, the Australian dollar and the New Zealand dollar moved higher after industry reports showed stronger than expected Australian consumer sentiment and solid Gross Domestic Product in New Zealand. Within the global stock index sector, gains of approximately 0.7% were recorded primarily during April and May from long positions in European, U.S., and Australian equity

       index futures as prices rose due to the aforementioned strong economic data in the Euro-Zone and United States. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.7% in the agricultural markets, primarily during May and June, from short positions in sugar futures as prices moved higher on speculation of increased demand for ethanol. Additional losses were recorded during June from long positions in corn futures as prices fell after wet weather conditions prompted speculation of an increase in future supply. Furthermore, losses were incurred during June from long positions in wheat futures as prices moved lower as wet weather conditions in Australia and other exporting countries were expected to positively impact future supplies. Smaller losses of approximately 0.5% were incurred during May from long positions in silver and gold futures as prices declined amid technically based selling. Finally, losses of approximately 0.3% were recorded in the energy markets during April, May, and June from long positions in natural gas and crude oil futures. During April and May losses were recorded from long positions in natural gas futures as prices decreased amid reports of abundant global stockpiles. Additional losses were recorded during April, May, and June from long futures positions in crude oil and its related products as prices moved lower on expectations of a rise in global stockpiles.


       The Partnership recorded total trading results including interest income totaling $(1,368,756) and expenses totaling $1,107,240, resulting in a net loss of $2,475,996 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit decreased from $2,213.24 at December 31, 2006, to $2,057.86 at June 30, 2007.

The most significant trading losses of approximately 4.3% were recorded in the currency markets during January, February, and March from long positions in the British pound and euro versus the U.S. dollar. The value of the British pound reversed lower against the U.S. dollar during the first quarter on speculation that the Bank of England would not increase interest rates. Additionally, the value of the British pound fell amid political uncertainty after British Prime Minister Tony Blair announced he would step down from office in June. During May, the value of the U.S. dollar reversed higher against the euro as stronger than expected U.S. economic data regarding services industries and worker productivity eased concerns of a slowdown in the U.S. economy. Elsewhere, losses were recorded in the South African rand versus the U.S. dollar from both long and short positions as the value of the rand moved without consistent direction throughout a majority of the year. Additional losses were incurred primarily during January from long positions in the Swiss franc versus the U.S. dollar as the value of the U.S.

       dollar strengthened against the franc after a government report showing stronger than expected U.S. job growth and cooling speculation that the U.S. Federal Reserve might cut interest rates. Additional losses of approximately 2.3% were incurred in the metals markets throughout a majority of the year from both short and long positions in gold and silver futures as prices moved without consistent direction due to conflicting data regarding supply and demand. Additional losses were recorded from long positions in aluminum futures as prices decreased during May and June after the Chinese government announced that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus. Within the energy market, losses of approximately 1.4% were experienced throughout a majority of the year from both short and long positions in natural gas and crude oil futures as prices moved in a trendless pattern due to conflicting news regarding supply and demand. Additional losses of approximately 1.3% were incurred in the agricultural markets, primarily during January and February, from long positions in corn futures as prices dropped after the U.S. announced plans to seek alternative fuel sources other than ethanol. Additionally, corn prices fell sharply during March after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage was up in 2007 to its highest since 1944. Elsewhere in the agricultural


       complex, long positions in sugar futures resulted in
losses during March and May as prices fell amid increased production from Brazil, Thailand, and India. Smaller losses of approximately 0.6% were incurred in the global stock index sector from long positions in U.S. and Japanese equity index futures as prices fell suddenly and sharply at the end of February into early March after the Shanghai stock market dropped 10% on concern that a government crackdown on investments with borrowed money might end a rally that drove benchmarks to record highs. A portion of the Partnership?s losses in the first six months of the year was offset by gains of approximately 1.8% in the global interest rate sector from short positions in European, U.S., and Japanese fixed-income futures as prices trended lower amid consistently strong consumer sentiment and unemployment data out of the Euro-Zone, the United States, and Japan, thereby leading investors to conclude that these respective central banks would raise interest rates.

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $374,599 and expenses totaling $908,887, resulting in a net loss of $534,288 for the three months ended
June 30, 2006. The Partnership?s net asset value per Unit decreased from $2,482.79 at March 31, 2006 to $2,442.03 at June
30, 2006.

       The most significant trading losses of approximately 2.0%
were recorded in the currency markets towards the beginning of June from long positions in the Japanese yen versus the U.S. dollar as the value of the yen moved lower amid speculation that the Bank of Japan would continue its ?zero-interest-rate? policy. During the second half of June, newly established short positions in the Japanese yen experienced additional losses as the value of the yen reversed higher against the U.S. dollar after hawkish comments from the head of the Bank of Japan raised expectations that the Bank of Japan might end its ?zero-interest-rate? policy sooner than previously expected. Long positions in the Australian dollar versus the U.S. dollar also incurred losses during June as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments between the U.S. and Iran regarding Iran?s nuclear research program. The value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th consecutive rate hike on June 29. Within the agricultural markets, losses of approximately 1.4% were incurred during May from long futures positions in sugar as prices weakened on consolidation after a long upward trend in previous months. Additional losses were incurred from long futures positions in soybean and coffee, as soybean prices reversed lower on news that supplies would increase and U.S. exports would decrease, while coffee prices declined after


       estimates that Brazil?s coffee crop was larger than
expected. Further losses were incurred during June from short positions in wheat, soybean, and corn futures as prices reversed higher amid reports of stronger demand and large volumes of speculative buying. Smaller losses of approximately 0.7% were incurred in the global equity index markets during May from long futures positions in the Japanese, Australian, and European stock indices. Japanese equity index prices suffered from a heavy sell-off as investors expressed concerns that the Japanese economy, which is heavily dependent on exports, could be significantly impacted by a global economic slowdown. Meanwhile, Australian indices fell in tandem with declining commodity prices. Finally, European stock indices declined due to inflation concerns and uncertainty regarding future interest rate policy. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 1.8% in the metals markets primarily during the first quarter from long futures positions in precious metals, such as gold and silver, as well as in the base metals markets, such as copper and aluminum. Gold and silver prices both rallied to 25-year highs, benefiting from strong demand and lagging supply. Demand for the precious metals was also boosted by continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high oil prices, and strong global economic growth. Within the base metals, prices rallied sharply during April to record highs as strong global

       industrial demand from the U.S., China, and India helped push prices higher. Within the global interest rate markets, gains of approximately 0.8% were generated during April from short positions in German, British, U.S., and Japanese fixed-income futures. Within European markets, strong economic growth and concerns about rising oil prices pushed prices for German and British debt futures lower. Similarly, in the U.S., yields on the 10-year Treasury Note and 30-year Treasury Bond climbed higher, pushing prices lower, following the release of stronger than expected economic data. Japanese interest rate futures also dropped as growing speculation that the Bank of Japan would end its ?ultra-easy? monetary policy and begin to increase interest rates weighed on prices. Small gains of approximately 0.3% were experienced within the energy markets from long gas oil and crude oil futures positions as prices trended higher amid strong demand, supply concerns involving Iran, and the limited ability of oil refineries to refine more oil.



The Partnership recorded total trading results including interest income totaling $(3,198,896) and expenses totaling $2,108,526, resulting in a net loss of $5,307,422 for the six months ended
June 30, 2006. The Partnership?s net asset value per Unit decreased from $2,727.77 at December 31, 2005 to $2,442.03 at June 30, 2006.

       The most significant trading losses of approximately 11.4%
were incurred in the currency markets from both long and short positions in the Japanese yen as prices moved without consistent direction on uncertainty regarding future interest rate policy by the Bank of Japan. Long positions in the Swiss franc and Australian dollar versus the U.S. dollar also incurred losses during June as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program. Within the energy markets, losses of approximately 4.0% were experienced from long futures positions in crude oil and its related products as prices declined during February after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in the aforementioned products as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Elsewhere in the energy markets, losses were incurred during March from short positions in natural gas futures as prices advanced on news from the U.S. Department of Energy that domestic reserves were lower than expected. Smaller losses of approximately 1.7% were recorded in the agricultural markets from


       long positions in soybean and coffee futures as soybean prices reversed lower on news that supplies would increase and U.S. exports would decrease, while coffee prices moved lower after estimates that Brazil?s coffee crop were larger than expected. Further losses in the agricultural complex were incurred toward the end of June from short positions in wheat, soybean, and corn futures as prices reversed higher amid reports of stronger demand and large volumes of speculative buying. A portion of these losses was offset by gains of approximately 5.0% in the metals markets from long positions in copper futures as prices rallied sharply to record highs as strong global industrial demand from the U.S., China, and India helped push prices higher. Gains were also recorded from long futures positions in gold and silver as prices moved higher on continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high oil prices, and strong global economic growth. Additional gains of approximately 0.9% were recorded during March and April from short positions in German, British, and U.S. fixed-income futures. Within the European markets, rising equity prices and strong economic growth pushed prices for German and British fixed-income futures lower. Similarly, U.S. fixed-income prices moved lower following the release of stronger than expected economic data. Smaller gains of approximately 0.6% were recorded in the global stock index futures markets primarily during March from long


       positions in European, Australian, and Japanese stock index futures as global equity markets trended higher on strong corporate earnings and solid economic data.


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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded


       forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative


       trading.  The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

       The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.


       The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007 and 2006. At June 30, 2007 and 2006, the Partnership?s total capitalization was approximately $28 million and $42 million, respectively.

Primary Market		     June 30, 2007        June 30, 2006
Risk Category			Value at Risk		 Value at Risk

Interest Rate                (0.10)%	(1.48)%
Equity                       (0.04)		(0.62)
Currency                        -	 	(0.81)
Commodity                       -		(0.50)
Aggregate Value at Risk      (0.12)%	(1.77)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a


       percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.

The Partnership?s low VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007, is zero for the currency and commodity market risk categories as there were no open positions in the Partnership at June 30, 2007.


Primary Market Risk Category        High      Low      Average
Interest Rate	(3.87)%	(0.10)%	(1.51)%

Equity	(0.72)	(0.04)	(0.32)

Currency	(3.43)	   -  	(1.59)


Commodity	(1.10)	   -	(0.64)

Aggregate Value at Risk	(3.76)%	(0.12)%	(2.27)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2006, and for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007. VaR is

       not necessarily representative of the Partnership?s
historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk.

There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 102% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage,

       optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net
Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

       The following were the primary trading risk exposures of the Partnership at June 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at June 30, 2007, was to the global interest rate sector. This exposure was primarily spread across the Australian interest rate sector. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments.


       Consequently, changes in short, medium, or long-term
interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at June 30, 2007, was to the global stock index sector, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2007, the Partnership?s primary exposure was to the SPI 200 (Australia) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2007, was in Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10Q for the quarter ended March 31, 2007.

Item 5. OTHER INFORMATION
Effective July 1, 2007, Morgan Stanley Capital Group Inc. (?MSCG?) will act as the counterparty on all trading of options on foreign currency forward contracts. MSCG is a wholly-owned subsidiary of Morgan Stanley.

Effective July 1, 2007, the Partnership will pay Hyman Beck a monthly management fee equal to 1/12 of 2.0% (a 2.0% annual rate) of the Partnership?s Net Assets as of the opening of business on the first day of each calendar month.

Effective July 1, 2007, the Partnership will pay Hyman Beck an incentive fee equal to 20% of the trading profits earned by the Partnership as of the end of each calendar quarter. For purposes

       of the incentive fee calculation, interest income will not be included in new trading profits. The initial incentive fee period will begin on July 1, 2007. Please note that the Partnership will pay incentive fees based upon the performance of Hyman Beck beginning July 1, 2007, without regard to any losses incurred by the prior trading manager.

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



                        Morgan Stanley Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2007         By:/s/Lee Horwitz
                              Lee Horwitz
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.