Form 10-Q
period 2007-09-30
MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
filed 2007-11-14
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2007




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of September 30,
	2007 (Unaudited) and December 31, 2006.....................2

	Statements of Operations for the Three and Nine Months
	Ended September 30, 2007 and 2006 (Unaudited)............. 3

	Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)..4

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2007 and 2006 (Unaudited)....................5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006..........................6

	Notes to Financial Statements (Unaudited)...............7-14

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations.......15-31

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk.........................................31?45

Item 4.	Controls and Procedures................................46

Item 4T.	Controls and Procedures................................46


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................47

Item 5.	Other Information...................................47-48

Item 6.	Exhibits...............................................48


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

	                   September 30,	 December 31,
                        2007      	           2006
	                  $	 $
	                     (Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	22,318,211	31,507,335
	Restricted cash	        834,830	    2,993,509

	     Total cash	   23,153,041 	  34,500,844

	Net unrealized gain (loss) on open contracts (MS&Co.)	                          187,163       	       (47,222)
	Net unrealized gain on open contracts (MSIP)	        142,104      	         35,900

	     Total net unrealized gain (loss) on open contracts	       329,267	       (11,322)

     Net option premiums						             (130,481)                     ?

	     Total Trading Equity	23,351,827   	34,489,522

Interest receivable (MS&Co.)	               60,386	       123,403
Due from MS&Co.	             ?		        86,178


	Total Assets	   23,412,213	  34,699,103

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	533,645	446,039
Accrued management fees	38,573	        57,738
Accrued administrative expenses	           16,000      	      113,849

	Total Liabilities	          588,218	       617,626

Partners? Capital

Limited Partners (12,321.722 and
    15,231.577 Units, respectively)	22,565,211	33,711,181
General Partner (141.309 and
     167.309 Units, respectively)	        258,784	        370,296
	Total Partners? Capital	   22,823,995 	  34,081,477
	Total Liabilities and Partners? Capital	   23,412,213	  34,699,103
NET ASSET VALUE PER UNIT	      1,831.34	       2,213.24

	The accompanying notes are an integral part of these financial statements.


       <table>
	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                           For the Three Months	                         For the Nine Months
                        Ended September 30,     	            Ended September 30,

                	    2007   	             2006    	      2007   	    2006
                       $                                    $	          $ 	$
INVESTMENT INCOME
	Interest income (MS&Co.)	    229,541	    413,377	   822,561	      1,250,977

EXPENSES
	Brokerage commissions (MS&Co.)	353,295	608,900	1,116,700	2,094,373
	Management fees	 126,395	      203,648	    425,043	680,499
	Administrative expenses	           16,000	       36,000	         22,000	       106,000
	Transaction fees and costs	       10,296	       35,962	       49,483	       112,164

		   Total Expenses 	    505,986	    884,510	   1,613,226	   2,993,036

NET INVESTMENT LOSS 	   (276,445)	   (471,133) 	    (790,665)	  (1,742,059)

TRADING RESULTS
Trading profit (loss):
	Realized	(3,126,058)	 (2,357,550)	(5,006,300)	(5,022,015)
	Net change in unrealized	     422,123	   2,641,234	      340,589 	   1,269,203

		   Total Trading Results	   (2,703,935)	      283,684	   (4,665,711)	   (3,752,812)

NET LOSS	   (2,980,380)	    (187,449)	   (5,456,376)	   (5,494,871)

NET LOSS ALLOCATION

	Limited Partners	(2,948,370)	(185,959)	(5,396,571)	(5,435,857)
	General Partner 	(32,010)	(1,490)		     (59,805)	   (59,014)


NET LOSS PER UNIT

	Limited Partners                                                         (226.52)	 (8.31)      		(381.90)	(294.05)
	General Partner                                                          (226.52)	 (8.31)      		(381.90)	(294.05)



			                                                                          Units	  Units   	    Units       	         Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING       12,879.299      16,817.607              13,927.626 	17,834.330       		 	(0.19)



	The accompanying notes are an integral part of these financial statements.



       <table>
MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2007 and 2006
	(Unaudited)




	  Units of
	    Partnership	Limited	  General
	   Interest   	Partners	  Partner	Total
		$	 $	$
Partners? Capital,
     December 31, 2005	19,404.837	52,377,441	 554,581	52,932,022

Net Loss	?       	(5,435,857)	(59,014)	(5,494,871)

Redemptions	   (3,104.025)	  (7,706,367)	  (59,179)	    (7,765,546)

Partners? Capital,
     September 30, 2006	  16,300.812	  39,235,217	   436,388	  39,671,605




Partners? Capital,
     December 31, 2006	15,398.886	33,711,181	 370,296	34,081,477

Net Loss	?       	(5,396,571)	(59,805)	(5,456,376)

Redemptions	   (2,935.855)	  (5,749,399)	  (51,707)	    (5,801,106)

Partners? Capital,
     September 30, 2007	  12,463.031	  22,565,211	   258,784	  22,823,995












The accompanying notes are an integral part of these financial statements.



       <table>

	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Nine Months Ended September 30,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(5,456,376)	(5,494,871)
Noncash item included in net loss:
	Net change in unrealized	(340,589)	(1,269,203)

(Increase) decrease in operating assets:
	Restricted cash	2,158,679	349,129
	Net option premiums	130,481	?
	Interest receivable (MS&Co.)	63,017	8,466
	Due from MS&Co.	86,178	(109,424)

Decrease in operating liabilities:
	Accrued management fees	(19,165)	         (22,448)
	Accrued administrative expenses	         (97,849)          	          (24,627)

Net cash used for operating activities	   (3,475,624)	    (6,562,978)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (5,713,500)	  (7,928,493)

Net cash used for financing activities	  (5,713,500)	   (7,928,493)

Net decrease in unrestricted cash	(9,189,124)	(14,491,471)

Unrestricted cash at beginning of period	   31,507,335	   49,372,848

Unrestricted cash at end of period	   22,318,211	   34,881,377





	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006




Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
     Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

$
 %
$
%
$







September 30, 2007, Partnership Net Assets:  $22,823,995



Commodity
     (63,357)
       (0.28)
    189,198
       0.83
   125,841
Equity
          ?
          ?
     (6,545)
      (0.03)
    (6,545)
Foreign currency
    108,280
        0.47
    332,198
       1.45
   440,478
Interest rate
  (122,177)
       (0.53)
     (10,230)
      (0.04)
   (132,407)






     Grand Total:
    (77,254)
       (0.34)
     504,621
       2.21
    427,367

     Unrealized Currency Loss





   (98,100)

     Total Net Unrealized Gain per Statement of Financial Condition



   329,267







December 31, 2006, Partnership Net Assets:  $34,081,477









Commodity
    119,667
        0.35
    261,756
       0.77
  381,423
Equity
    74,963
        0.22
          ?
          ?
    74,963
Foreign currency
    222,890
        0.65
    207,313
       0.61
   430,203
Interest rate
  (887,074)
       (2.60)
    204,837
       0.60
  (682,237)






     Grand Total:
  (469,554)
       (1.38)
    673,906
       1.98
   204,352

     Unrealized Currency Loss





 (215,674)

     Total Net Unrealized Loss per Statement of Financial Condition



   (11,322)






	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

International plc (?MSIP?) serves as the commodity broker for trades on the London Metal Exchange. Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Hyman Beck & Company Inc. (?Hyman Beck? or the ?Trading Advisor?) is the trading advisor to the Partnership effective July 1, 2007.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership interest income on 80% of the Partnership?s average daily Net Assets for the month at a rate equal to the monthly average yield on the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage commissions to MS&Co.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and



       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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


       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the
Statements of Financial Condition, and their longest contract maturities were as follows:
	 Net Unrealized Gains/(Losses)
	       on Open Contracts	              Longest Maturities
		  Off-				        Off-
	 Exchange-	Exchange-		  Exchange-    Exchange-
Date                Traded 	 Traded 	Total 	   Traded  	    Traded
	     $	   $	  $
Sep. 30, 2007 	     (111,212) 	440,479	329,267	Aug. 2008		Aug. 2008
Dec. 31, 2006      (441,525)	430,203	(11,322)	Dec. 2007   	Mar. 2007


       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward contracts, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts,


       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which funds, in the aggregate, totaled $23,041,829 and $34,059,319 at September 30, 2007, and December 31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.



       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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



5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash


       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
  	    CONDITION AND RESULTS OF OPERATIONS



Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options, may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily

       limit for several consecutive days with little or no
trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures,

       forwards, and options in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or

       will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract, is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive


       fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(2,474,394) and expenses totaling $505,986, resulting in a net loss of $2,980,380 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $2,057.86 at June 30, 2007, to $1,831.34 at
September 30, 2007.

The most significant trading losses of approximately 5.5% were recorded in the global interest rate sector, primarily during July and August, from short positions in U.S., European, Australian, and Canadian fixed-income futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. Further losses were incurred during September from newly established long futures positions in European interest rates as

       prices reversed lower after a rebound in global equities and the U.S. Federal Reserve's decision to cut benchmark interest rates. Within the global stock index sector, losses of approximately 2.1% were experienced, primarily during July and August, from long positions in U.S., European, and Japanese equity index futures as prices reversed lower on persistent concerns that the collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. During September, further losses were recorded from newly established short positions in U.S. and European stock index futures as prices moved higher after the U.S. Federal Reserve cut its benchmark lending rate by half a percentage point in order to prevent the aforementioned real estate slump from dragging down the economy.
 Additional losses of approximately 2.0% were incurred within the agricultural sector, primarily during August, from long futures positions in coffee as prices decreased amid technically-based selling. Meanwhile, additional losses were experienced throughout the majority of the quarter from both long and short positions in cocoa futures as prices moved without consistent direction amid conflicting news regarding supply and demand. Elsewhere, long positions in sugar futures resulted in further
       losses as prices  decreased during August on concern that increased supplies from India, the second-largest producer, would contribute to a global surplus. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.3% recorded within the currency sector, primarily during July and September, from long positions in the British pound and Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined relative to its major rivals amid continued concerns over the U.S. housing market and following news that the U.S. Federal Reserve cut interest rates at its September 18 meeting. Furthermore, the value of the U.S. dollar moved lower amid growing sentiment that the U.S. Federal Reserve may cut borrowing costs a second time this year. Smaller gains of approximately 0.1% were recorded in the metals markets during August and September from short positions in aluminum futures as prices fell amid increasing stockpiles and speculation that losses in the global financial markets would cut demand for raw materials. Additional gains of approximately 0.1% were experienced within the energy sector, primarily during July and August, from short futures positions in natural gas as prices decreased on signs that inventories were sufficient to meet demand.

The Partnership recorded total trading results including interest income totaling $(3,843,150) and expenses totaling $1,613,226,
       resulting in a net loss of $5,456,376 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $2,213.24 at December 31, 2006, to $1,831.34 at September 30, 2007.

The most significant trading losses of approximately 4.0% were incurred within the currency sector, primarily during January and February, from long positions in the British pound, euro, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved higher in January after stronger than expected economic data suggested that the U.S. Federal Reserve might not cut interest rates during the first quarter of 2007. Additional losses were recorded during January and March from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction amid conflicting economic data. Further losses were experienced during August from short U.S. dollar positions relative to the British pound, euro, and Australian dollar as the value of the U.S. dollar reversed higher against most of its rivals after continued volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Within the global interest rate sector, losses of approximately 3.8% were incurred primarily during February from short positions in U.S., European, and Australian interest
       rate futures as prices moved higher following a massive sell-off in the global equity markets. Additional losses were experienced during March from newly established long positions in European, U.S., and Australian fixed-income futures as prices reversed lower due to reduced demand for the relative ?safety? of fixed-income investment after the stabilization of the global equity markets. Finally, losses were recorded during July and August from short futures positions in European, U.S., and Australian interest rates as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. Within the agricultural sector, losses of approximately 3.3% were experienced, primarily during March, from long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up this year to its highest since 1944. Elsewhere in the agricultural complex, losses were incurred during March, May, June, and August from both short and long futures positions in sugar as prices moved without consistent direction due to conflicting data regarding supply and demand. Meanwhile, long positions in coffee futures resulted in losses, primarily during January and August, as prices decreased amid technically-based selling. Additional losses of approximately 2.7% were recorded within the global stock index sector, primarily during the first and third quarters, from both short and long positions in U.S.,
       European, and Japanese equity index futures.  During
March, short positions in U.S., European, and Japanese stock index futures resulted in losses as prices increased on investor sentiment that equities had been ?over-sold? and amid optimism about the long-term future of the Japanese economy. Additional losses were experienced during July and August from long positions in U.S., European, and Japanese equity index futures as prices reversed sharply lower on persistent concerns that a collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the U.S. economy into a recession.
 Furthermore, global equity prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. Smaller losses of approximately 2.2% were incurred in the metals markets, primarily during March, May, and July, from long futures positions in gold and silver as prices declined amid heavy speculative selling and strength in the U.S. dollar. Additional losses of approximately 1.3% were recorded in the energy sector, primarily during February and May, from long positions in natural gas futures as prices fell amid speculation that mild weather in the U.S. would slow demand. Elsewhere in the energy markets, losses were incurred primarily during February, April, and May from both short and long futures positions in crude oil and its related products as prices moved inconsistently amid conflicting data regarding supply and demand.

       For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $697,061 and expenses totaling $884,510, resulting in a net loss of $187,449 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $2,442.03 at June 30, 2006, to $2,433.72 at
September 30, 2006.

The most significant trading gains of approximately 9.9% were experienced in the global interest rate futures markets, during August and September, from long positions in Japanese, U.S., and German fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. U.S. interest rate futures prices were also pressured higher by government reports showing a slow-down in the U.S. economy and soft inflation data. Within the Asian markets, Japanese fixed-income futures prices increased after lower than expected inflation data and a drop in machinery orders dampened expectations for an interest rate hike by the Bank of Japan in the near future. Elsewhere in the global interest rate sector, German fixed-income futures prices rose after consumer prices in the Euro-Zone fell for the first time in five months and the ?ZEW? report showed investor confidence in Germany fell to its lowest level since June 2001. Additional gains of approximately 1.5% were experienced in the energy

       sector, primarily during September, from short futures positions in crude oil and its related products as prices reached 10-month lows during the month as supply concerns eased amid the discovery of a large oil field in the Gulf of Mexico, a calm hurricane season, and U.S. Department of Energy reports showing high domestic gasoline inventories and the biggest distillate supply increase in nine months. Prices were also pressured lower after OPEC cut its demand forecast. Elsewhere in the energy sector, gains were experienced from short positions in natural gas futures as prices dropped to a two-and-a-half-year low following a U.S. Department of Energy report showing a triple-digit increase in domestic supplies. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 3.4% incurred in the currency sector from short U.S. dollar positions against the euro, as well as long U.S. dollar positions versus the Swiss franc. During July, long positions in the euro against the U.S. dollar incurred losses as the value of the U.S. dollar moved higher on news that the U.S. trade deficit was lower than expected. Additional losses were recorded towards the end of July from short positions in the Swiss franc relative to the U.S. dollar as the value of the U.S. dollar weakened amid investor speculation that a slowing economy would result in the end of the U.S. Federal Reserve?s interest rate tightening campaign. During September, long positions in the euro against the U.S. dollar recorded losses as the U.S. dollar

       strengthened after revisions to U.S. quarterly
productivity data showed unit labor costs rose last year at their fastest pace since 1990. Additional losses were experienced from long positions in the U.S. dollar against the Swiss franc as the U.S. dollar reversed lower during the latter half of September amid slowing manufacturing activity and a weak housing market. In addition, the euro weakened after the European Central Bank decided to leave interest rates unchanged, while the Swiss franc strengthened on merger and acquisition news. In the metals markets, losses of approximately 1.4% were incurred, primarily during July, from short positions in gold futures as prices rose early in the month amid geopolitical concerns and weakness in the U.S. dollar. Smaller losses were recorded during August from long positions in gold futures as prices reversed lower. During September, additional losses were recorded from long and short positions in gold and silver futures as prices were weighed down by a stronger U.S. dollar and falling crude oil prices, only to reverse to two-week highs at the end of the month on strong overseas demand. Losses of approximately 1.0% were incurred in the agricultural complex from long positions in wheat futures as prices moved lower throughout the quarter on forecasts of improved weather conditions across the wheat-growing regions of the U.S. and slow export sales. Additional losses were incurred from newly established short positions in wheat futures as prices increased during the latter half of September on strong global

       demand and decreasing global production. Elsewhere in the agricultural markets, losses were recorded from short positions in coffee futures as prices increased at the beginning of August and in late September on news of potential for a drought during Brazil's coffee-blooming season and on expectations of higher demand. Smaller losses of approximately 0.2% were incurred in the global stock index sector from long positions in Japanese equity index futures as prices declined during August on a steeper than expected drop in machinery orders and consumer confidence. Additional losses were experienced from long positions in Australian equity index futures as prices fell during the first half of July and during September on concerns falling commodity prices might weaken Australia?s economy.

The Partnership recorded total trading results including interest income totaling $(2,501,835) and expenses totaling $2,993,036, resulting in a net loss of $5,494,871 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $2,727.77 at December 31, 2005, to $2,433.72 at September 30, 2006.

The most significant trading losses of approximately 14.4% resulted in the currency markets from both long and short positions in the Japanese yen as the value of the yen moved without consistent direction during the first quarter on

       uncertainty regarding future interest rate policy by the
Bank of Japan. Long positions in the Australian dollar versus the U.S. dollar incurred additional losses during June as the U.S. dollar reversed higher amid diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program. Further losses were incurred during the third quarter from short U.S. dollar positions against the euro, as well as from long U.S. dollar positions versus the Swiss franc due to the aforementioned reasons. Partnership losses of approximately 2.6% were recorded in the agricultural complex from long positions in soybean and coffee futures as soybean prices reversed lower on news that supplies would increase and U.S. exports would decrease, while coffee prices moved lower after estimates that Brazil?s coffee crop was larger than expected. Further losses in the agricultural complex were incurred towards the end of June from short positions in wheat, soybean, and corn futures as prices reversed higher amid reports of stronger demand and large volumes of speculative buying. Losses were also recorded during July and August from long positions in wheat and corn futures as prices fell amid favorable weather in the U.S. wheat and corn belts, while losses were recorded from short positions in coffee futures as prices increased at the beginning of August on news of potential for a drought during Brazil's coffee-blooming season and expectations of higher demand. Additional losses of approximately 2.5% were incurred in the energy markets from long

       futures positions in crude oil and its related products as prices declined during February after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild winter weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in these products as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Elsewhere in the energy markets, losses were incurred during March from short positions in natural gas futures as prices advanced on news from the U.S. Department of Energy that domestic reserves were lower than expected. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 10.8% experienced in the global fixed-income sector, primarily during March and April, from short positions in European and U.S. fixed-income futures. European fixed-income futures prices trended lower amid rising equity prices and strong economic growth. Similarly, U.S. fixed-income prices moved lower following the release of stronger than expected economic data. Further profits in the global fixed-income sector were incurred during August from long positions in Japanese, U.S., and German fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and geopolitical tensions. Additional gains of

       approximately 3.6% were recorded in the metals sector from long positions in copper futures as prices rallied sharply to record highs amid strong global industrial demand from the U.S., China, and India. Gains were also recorded from long futures positions in gold and silver as prices moved higher on continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high oil prices, and strong global economic growth. Smaller gains of approximately 0.4% were experienced in the global stock index sector during March from long positions in European stock index futures as equity markets trended higher on strong corporate earnings and solid economic data. Long positions in European equity index futures also experienced gains during September as prices rose amid falling oil prices, merger and acquisition activity, and stronger than expected economic data.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-


       sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open


       positions, the volatility present within the markets, and the liquidity of the markets.

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



       Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are

       based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007, and 2006. At September 30, 2007, and 2006, the Partnership?s total capitalization was approximately $23 million and $40 million, respectively.

Primary Market		  September 30, 2007    September 30, 2006
Risk Category			Value at Risk		 Value at Risk

Currency                     (1.05)	% 	(1.62)%
Interest Rate                (0.67) 	(3.87)
Equity                       (0.10)		(0.40)
Commodity                    (0.62)		(1.10)
Aggregate Value at Risk      (1.52)%	(3.49)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market

       categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007.

Primary Market Risk Category        High      Low      Average
Currency	(3.43)%	(  - )%	(1.45)%

Interest Rate	(1.45)	(0.10)	(0.71)

Equity	(0.72)	(0.04)	(0.25)

Commodity	(0.78)	(  - )	(0.52)

Aggregate Value at Risk	(3.76)%	(0.12)%	(1.78)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 97% of the Partnership?s net


       asset value.  A decline in short-term interest rates would result in a decline in the Partnership?s cash management income.
This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid

       markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.   The largest market exposure of the Partnership at
September 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2007, the Partnership?s major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies

       include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2007, was to the global interest rate sector. This exposure was primarily spread across European, U.S., and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At September 30, 2007, the Partnership?s primary exposure was to the CAC 40 (France) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in the European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity:
Metals.	 The second largest market exposure of the
Partnership at September 30, 2007, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum and zinc, and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At September 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, soybean oil, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2007, were in British pounds, New Zealand dollars, Japanese yen, Australian dollars, Canadian dollars, euros, Swiss francs, Norwegian kroner, Mexican pesos, and Turkish lira. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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


Item 4T.  CONTROLS AND PROCEDURES
Not applicable.






       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10Q for the quarters ended March 31, 2007, and June 30, 2007.

Item 5. OTHER INFORMATION
Effective July 1, 2007, Morgan Stanley Capital Group Inc.
(?MSCG?) acts as the counterparty on all trading of options on foreign currency forward contracts. MSCG is a wholly-owned subsidiary of Morgan Stanley.

Effective July 1, 2007, Hyman Beck & Company Inc. is the trading advisor for the Partnership.

Effective July 1, 2007, the Partnership pays Hyman Beck a monthly management fee equal to 1/6 of 1.0% (a 2.0% annual rate) of the Partnership?s Net Assets as of the opening of business on the first day of each calendar month.


       Effective July 1, 2007, the Partnership pays Hyman Beck an incentive fee equal to 20% of the trading profits earned by the Partnership as of the end of each calendar quarter. For purposes of the incentive fee calculation, interest income is not included in new trading profits. The initial incentive fee period began on July 1, 2007. Please note that the Partnership pays incentive fees based upon the performance of Hyman Beck beginning July 1, 2007, without regard to any losses incurred by the prior trading advisor.

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



                        Morgan Stanley Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2007       By:/s/Lee Horwitz
                              Lee Horwitz
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













      							 	       EXHIBIT 31.01
CERTIFICATIONS

I, Walter Davis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Morgan
Stanley Portfolio Strategy Fund L.P.;

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

4.	The registrant?s other certifying officer(s) and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

   c)	 Evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d)	 Disclosed in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of the registrant?s board of directors (or persons performing the equivalent functions):

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










Date:   November 14, 2007   /s/	Walter Davis
	Walter Davis
	President,
	Demeter Management Corporation,
	general partner of the registrant
















	      								 EXHIBIT 31.02

CERTIFICATIONS

I, Lee Horwitz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Morgan
Stanley Portfolio Strategy Fund L.P.;

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

4.	The registrant?s other certifying officer(s) and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)	Evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d)Disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5. The registrant?s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of the registrant?s board of directors (or persons performing the equivalent functions):

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





Date: November 14, 2007   /s/ Lee Horwitz
                              Lee Horwitz
                              Chief Financial Officer,
                              Demeter Management Corporation,
                              general partner of the registrant










      				       EXHIBIT 32.01



CERTIFICATION OF PRESIDENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Portfolio Strategy Fund L.P. (the ?Partnership?) on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Walter Davis, President of Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	 /s/ Walter Davis

Name:		Walter Davis
Title:	President of Demeter Management Corporation,
			the general partner of the Partnership

Date:		November 14, 2007



		      								 EXHIBIT 32.02



CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Portfolio Strategy Fund L.P. (the ?Partnership?) on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Lee Horwitz, Chief Financial Officer of Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By: /s/ Lee Horwitz

Name:	   Lee Horwitz
Title: Chief Financial Officer of Demeter Management Corporation, the general partner of the Partnership

Date:   November 14, 2007