Form 10-K
period 2007-12-31
MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
filed 2008-03-28
CIK 867495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________________to___________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$27,228,724 at June 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2007
                      <caption>                               Page No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . . .1

Part I .

  Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . .2-5

  Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . .6

  Item 1B.	Unresolved Staff Comments. . . . . . . . . . . . . . . . .7

  Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . .7

  Item 3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . .7

  Item 4.	Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . . . . . .7
Part II.

  Item 5.	Market for Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchases of
       Equity Securities . . . . . . . . . . . . . . . . . . . ..8

  Item 6.	Selected Financial Data. . . . . . . . . . . . . . . . . .9

  Item 7.	Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . . .10-31

  Item 7A.	Quantitative and Qualitative Disclosures About
           Market Risk. . . . . . . . . . . . . . . . . . . . . .31-45

  Item 8.	Financial Statements and Supplementary Data. . . . . . . 45

  Item 9.	Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . . . . . . 45

  Item 9A.	Controls and Procedures . . . . . . . . . .  . . . . .46-48

  Item 9A(T).Controls and Procedures. . . . . . . . . .  . . . . . .48

  Item 9B.	 Other Information	 . . . . . . . . . . . . . . . . . . . . 48

Part III.

  Item 10.	Directors, Executive Officers and Corporate
       Governance. . . . . . . . . . . . . . . . . . . . . . 49-56

  Item 11. Executive Compensation . . . . . . . . . . . . . .  . . .56

  Item 12. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters. . . . .  57

  Item 13. Certain Relationships and Related Transactions, and
       Director Independence. . . . . . . . . . . . . . . . . . 57

  Item 14. Principal Accountant Fees and Services . . . . . .  . 57-59
Part IV.
  Item 15. Exhibits and Financial Statement Schedules. . . . . ..60-61


              DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

     Partnership's Prospectus dated
     May 12, 1997                                   I

     Annual Report to Morgan Stanley
     Portfolio Strategy Fund L.P.
	Limited Partners for the year
     Ended December 31, 2007		            II, III, and IV





























      	PART I
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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc (?MSIP?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW Inc. (?Morgan Stanley DW?), MS&Co., and MSIP. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Hyman Beck & Company, Inc. (?Hyman Beck? or the ?Trading Advisor?) is the trading advisor to the Partnership.

       Prior to June 30, 2007, John W. Henry & Company, Inc.
(?JWH?) was the trading manager to the Partnership.

Demeter terminated the management agreement with JWH as of June
30, 2007. Effective June 5, 2007, Demeter entered into a management agreement with Hyman Beck to serve as the trading advisor to the Partnership and to commence trading effective July
1, 2007, pursuant to its Global Portfolio trading program.

Effective April 1, 2007, Morgan Stanley DW merged into MS&Co.
Upon completion of the merger, the surviving entity, MS&Co., became the Partnership?s principal U.S. commodity broker-dealer.

Effective April 13, 2007, Morgan Stanley & Co. International
Limited changed its name to Morgan Stanley & Co. International plc.

The Partnership began the year at a net asset value per unit of limited partnership interest ("Unit(s)") of $2,213.24 and returned (21.9)% to $1,728.36 on December 31, 2007. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures,
       forwards, and options on such contracts.  The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options, pursuant to trading instructions provided by its Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated May 12, 1997 (the ?Prospectus?), incorporated by reference in this Form 10-K, set forth below:


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


(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website; however, the Partnership?s SEC filings are available to the public from the EDGAR database on the SEC?s website at ?http://www.sec.gov?. The Partnership?s CIK number is 0000867495.

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

The Partnership is in the business of speculative trading of futures, forwards, and options. For a detailed description of the risks that may affect the business of the Partnership, see the discussion of risk factors as set forth in Item 7 ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 7A ?Quantitative and Qualitative Disclosures About Market Risk?.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of MS&Co. The MS&Co. offices utilized by the Partnership are located at 522 Fifth Avenue, 13th Floor,
New York, NY  10036.

Demeter changed its address in June 2007 from 330 Madison Avenue,
8th Floor, New York, NY 10017 to 522 Fifth Avenue, 13th Floor,
New York, NY 10036.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.







       PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
        STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	   SECURITIES

(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders.  The number of holders of Units at December 31,
2007, was approximately 1,966.

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







                                     For the Years Ended December 31,
                            2007         2006         2005        2004        2003


Total Trading Results
including interest
income			     (4,798,975) 	(5,164,044)	(13,922,992) 13,717,596	  13,484,883


Net Income (Loss)      (6,708,585)   (9,005,028)	(19,667,394)  6,760,313	   3,785,066


Net Income (Loss)
Per Unit (Limited
& General Partners)       (484.88)	   (514.53)     (870.58)	     315.31	      117.04


Total Assets  	     21,076,904    34,699,103	 54,201,405  84,451,024	  85,290,955


Total Limited
Partners' Capital 	     19,810,763	 33,711,181	 52,377,441	 82,610,177	  83,407,424



Net Asset Value
Per Unit          	       1,728.36	   2,213.24     2,727.77	   3,598.35	    3,283.04


Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIP as commodity brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved
       the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is
       not possible to estimate the amount, and therefore the impact, of future outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.


Results of Operations.
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

       The Partnership?s results of operations set forth in the
Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract, is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       The Partnership recorded total trading results including interest income totaling $(4,798,975) and expenses totaling $1,909,610, resulting in a net loss of $6,708,585 for the year ended December 31, 2007. The Partnership?s net asset value per Unit decreased from $2,213.24 at December 31, 2006, to $1,728.36 at December 31, 2007. Total redemptions for the year were $7,343,822 and the Partnership?s ending capital was $20,029,070 at December 31, 2007, a decrease of $14,052,407 from ending capital at December 31, 2006, of $34,081,477.

The most significant trading losses of approximately 6.6% were incurred within the currency sector from short positions in the Japanese yen versus the British pound, euro, Australian dollar, and Canadian dollar as the value of the Japanese yen corrected higher against these currencies during February, March, and August when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors trimming ?riskier? assets funded by loans in Japan. Furthermore, losses were recorded during November from short positions in the Japanese yen versus the British pound and the euro as the value of the Japanese yen reversed higher against these currencies following news that the Japanese economy had expanded more than economists had forecast during the third quarter. Finally, losses were incurred from long positions in the British pound, euro, and Australian dollar versus the U.S. dollar, primarily during August, November, and December, as the value of the U.S. dollar increased relative
       to these currencies after continued volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Within the global interest rate sector, losses of approximately 5.7% were experienced primarily during February, March, July, and August from short positions in European and U.S. fixed-income futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. During September, October, and December, additional losses were recorded from both long and short positions in European interest rate futures as prices moved without consistent direction amid uncertainty regarding the future of the global economy. Within the global stock index sector, losses of approximately 4.8% were incurred primarily during February and March from long positions in European, U.S., and Japanese equity index futures as prices reversed lower after former U.S. Federal Reserve Chairman Alan Greenspan indicated that the U.S. economy could be headed for a recession. In addition, prices moved lower after worries that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Additional losses were incurred during July, August, and November from long positions in European, U.S., and Japanese equity index futures as prices moved sharply lower on persistent concerns that a collapsing U.S. sub-
       prime mortgage market and declining U.S. real estate prices might pull the global economy into a recession. Within the agricultural markets, losses of approximately 4.1% were experienced primarily during January, March, August, and October from long futures positions in coffee as prices declined amid technically based selling and rising supplies in Vietnam and Brazil, two of the world?s largest producers. Elsewhere in the agricultural complex, short positions in cotton futures resulted in losses, primarily during September and December, as prices moved higher due to news that excessive rain might delay crop production in parts of India. Additional losses of approximately 1.6% were recorded within the energy markets, primarily during February and May, from long positions in natural gas futures as prices decreased amid speculation that mild weather in the U.S. might slow demand. Finally, newly established short futures positions in natural gas experienced losses during October and December as prices reversed higher amid a decline in U.S. inventories. Smaller losses of approximately 0.3% were incurred within the metals sector, primarily during March, May, July, and November, from long futures positions in silver and gold as prices declined amid heavy speculative selling and strength in the U.S. dollar.

The Partnership recorded total trading results including interest income totaling $(5,164,044) and expenses totaling $3,840,984, resulting in a net loss of $9,005,028 for the year ended December
       31, 2006. The Partnership?s net asset value per Unit
decreased from $2,727.77 at December 31, 2005, to $2,213.24 at December 31, 2006. Total redemptions for the year were $9,845,517 and the Partnership?s ending capital was $34,081,477 at December 31, 2006, a decrease of $18,850,545 from ending capital at December 31, 2005, of $52,932,022.

The most significant trading losses of approximately 14.9% were experienced in the currency markets from both long and short positions in the Japanese yen as the value of the yen moved without consistent direction during the first quarter on uncertainty regarding future interest rate policy by the Bank of Japan. Long positions in the Australian dollar versus the U.S. dollar incurred additional losses during June as the U.S. dollar reversed higher amid diplomatic developments between the U.S. and Iran regarding Iran?s nuclear research program. Further losses were incurred during the third quarter from short and long positions in the Swiss franc and the euro as the value of these currencies experienced short-term volatile price movement.
During October, losses were incurred from short positions in the euro, Japanese yen, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined towards the latter half of the month after the U.S. Department of Commerce reported slower-than-expected growth in third quarter U.S. Gross Domestic Product, as well as a faster-than-expected decline in consumer core inflation. Furthermore, the value of the U.S. dollar continued to
       move lower after the U.S. Federal Reserve held interest rates steady on October 25, 2006. Additionally, the Japanese yen strengthened after the Swiss National Bank said it had raised its holdings of the Japanese currency, while the euro moved higher after the IFO survey showed an unexpected increase in German business confidence. Meanwhile, the Swiss franc strengthened in tandem with the euro. Finally, in December, losses were experienced from long positions in the Swiss franc, euro, and British pound versus the U.S. dollar as the value of the U.S. dollar moved higher relative to these currencies due to renewed optimism about the health of the U.S. economy. Additional losses of approximately 2.1% were incurred in the energy markets from long futures positions in crude oil and its related products as prices declined during February after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies, and mild winter weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in the aforementioned markets as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Elsewhere in the energy markets, losses were incurred during March from short positions in natural gas futures as prices advanced on news from the U.S. Department of Energy that domestic
reserves were lower-than-expected.   In November, losses were
experienced in the energy markets from short positions in gas oil
       and crude oil futures as prices rose on supply concerns after a major Nigerian facility ceased production following a hostage situation, and BP?s Prudhoe Bay, Alaska facility experienced a pipeline delay. Prices continued to move higher amid concern over OPEC's production cut after the U.S. Department of Energy reported a sharp fall in domestic inventories of distillate products. Smaller losses were incurred, during November, from short positions in natural gas futures as prices reversed higher on colder temperatures forecasted in the U.S. and expectations of a decline in domestic inventories. Partnership losses of approximately 1.9% were recorded in the agricultural complex, during the second quarter, from long positions in soybean and coffee futures as soybean prices reversed lower on news that supplies would increase and U.S. exports would decrease, while coffee prices moved lower after estimates that Brazil?s coffee crop was larger-than-expected. Further losses in the agricultural complex were incurred towards the end of June from short positions in wheat, soybean, and corn futures as prices reversed higher amid reports of stronger demand and large volumes of speculative buying. Losses were also recorded during July and August from long positions in wheat and corn futures as prices fell amid favorable weather in the U.S. wheat and corn belts, while losses were recorded from short positions in coffee futures as prices increased at the beginning of August on news of potential for a drought during Brazil's coffee-blooming season and expectations of higher demand. Finally in December,
       additional losses were incurred from long positions in soybean and wheat futures as prices moved lower after news that exports had slumped and favorable weather in the southern Great Plains that boosted prospects for the winter crop. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 2.7% that were recorded in the metals sector from long positions in copper, aluminum, and zinc futures as prices rallied sharply to record highs amid strong global industrial demand from the U.S., China, and India. Elsewhere in the metals markets, gains were also recorded from long futures positions in gold and silver as prices moved higher, primarily during the first half of the year, on continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high oil prices, and U.S. persistent demands from foreign central banks. Within the global stock index sector, gains of approximately 0.9% were experienced during first quarter from long positions in European, U.S., and Pacific Rim stock index futures as equity prices trended higher on strong corporate earnings and solid economic data. Long positions in European equity index futures also experienced gains during September as prices rose amid falling oil prices, merger and acquisition activity, and solid corporate earnings. Further gains in the global stock index market were experienced during October from long positions in U.S., European, and Australian stock index futures as prices advanced amid declining energy prices and favorable government reports, which showed few signs of increased
       global inflationary pressure. Finally, U.S. equity index futures prices increased after the U.S. Federal Reserve?s decision to hold interest rates steady. Smaller gains of approximately 0.2% were experienced in the global fixed-income sector, primarily during March and April, from short positions in European and U.S. fixed-income futures as prices trended lower amid rising equity prices and strong economic data out of the Euro-Zone, while U.S. fixed-income prices declined on investor sentiment that the U.S. Federal Reserve would continue to increase interest rates in order to combat inflation. U.S. fixed-income prices also moved lower following the release of stronger-than-expected economic data. Further profits in the global fixed-income sector were incurred during August from long positions in Japanese, U.S., and German fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and geopolitical tensions.

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

The most significant trading losses of approximately 14.9% resulted in the currency markets throughout the first and third quarters from positions in a variety of foreign currencies, such as the British pound, Swiss franc, euro, Czech koruna, Norwegian krone, South African rand, and both the Australian and New Zealand dollars, versus the U.S. dollar. During January, long European currency positions against the U.S. dollar resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data and speculation for higher U.S. interest rates. Losses during February were recorded from newly established short European currency positions against the U.S. dollar after the U.S. dollar weakened due to comments by U.S. Federal Reserve Chairman Alan Greenspan regarding the considerable U.S. Current-Account deficit and the U.S. dependence on foreign investment. During March, losses resulted from long European currency positions versus the U.S. dollar after the U.S. dollar reversed sharply higher due to an increase in U.S. interest rates and concerns for inflation. During August, long U.S. dollar positions against the British pound and Swiss franc resulted in losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from short U.S. dollar positions against the British pound, Swiss franc, and euro as the value of the U.S. dollar advanced amid
       bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Meanwhile, the British pound weakened on expectations for further interest rate cuts by the Bank of England. In addition, the values of the Swiss franc and euro moved lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election. Partnership losses of approximately 8.6% were recorded in the global interest rate markets during February from long positions in U.S., European, and Japanese interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Short positions in European and Japanese interest rate futures held during March also recorded losses after prices strengthened amid overall weakness in global equity markets. During July, losses resulted from long positions in U.S., European, and Japanese interest rate futures as prices reversed lower. European fixed-income prices declined amid strength in regional equity markets, and news of terrorist attacks on the London transport network. Long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report.
Within the Japanese interest rate markets, losses were recorded as prices declined following positive economic comments by the
       Japanese Ministry of Finance.  During August, short
positions in U.S., Japanese, and European fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Prices for U.S. interest rate futures also rallied on growing speculation that the U.S. Federal Reserve might stop raising interest rates sooner than previously thought. Within the Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July, also contributed to higher prices. Long positions in U.S. and European fixed-income futures held during September incurred losses as prices weakened after measurements of Hurricane Katrina?s economic impact revealed that it was not serious enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged, despite the fact that European Central Bank representatives had openly discussed the eventual need to hike rates due to concern for inflation risks. Additional losses stemmed from long positions in Australian bond futures. During the fourth quarter, losses resulted from short futures positions in global interest rate futures as fixed-income prices reversed higher amid reduced expectations for further increases in interest rates by central banks. In the energy markets, losses of approximately 4.5% were incurred in the energy markets primarily during the second and fourth quarters from long futures
       positions in crude oil and its related products, as well as in natural gas, after prices declined amid a reduction in demand, an economic slowdown in parts of the U.S. affected by Hurricanes Katrina and Rita, and reports that more refineries in the U.S. Gulf region had resumed operations at full capacity. Prices continued to decline during October as supply worries eased on signs of adequate fuel stocks in the U.S. Also impacting long futures positions in natural gas was a sharp price reversal during December caused by weak demand, mild weather in Europe and the U.S., and the release of the U.S. government data which showed a smaller-than-expected decline in supplies. Newly established short futures positions in crude oil and its related products held during December also incurred losses after prices finished higher on news of a rebound in energy demand.
Additional losses of approximately 1.4% were incurred in the metals markets throughout a majority of the year from positions in precious metals futures as gold and silver prices fluctuated, driven by volatility in the U.S. dollar, as well as supply and demand concerns. In the agricultural markets, losses of approximately 1.4% resulted during the second quarter from futures positions in cocoa and corn as prices traded inconsistently in response to technically based trading activity and supply and demand concerns. Long futures positions in wheat held during April also resulted in losses after prices fell in response to favorable weather in growing regions and reduced foreign demand. Futures positions in cotton also experienced
       losses as prices moved lower during May on supply
increases and then reversed higher during June amid weather-related concerns. During the fourth quarter, long futures positions in cotton resulted in losses as prices reversed lower in response to weaker demand. Short futures positions in corn, soybeans, and its related products established later in the quarter also incurred losses. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 2.4% achieved in the global stock index markets during the third and fourth quarters from long positions in Japanese stock index futures as prices increased amid the release of positive Japanese economic data, falling energy prices, and investor optimism for continued improvement in the Japanese economy during 2006.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2007 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial
       commitments to make future payments that would affect its liquidity or capital resources.

Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts? being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and limited partners would realize a 100% loss.

In addition to the Trading Advisor's internal controls, the Trading Advisor must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisor and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisor to
       modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts there, is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

       Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all of their customers, of the Partnership?s net margin requirements for all of its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

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

       Third, with respect to forward and options on forward contract trading, the Partnership trades with only those counterparties which Demeter, together with MS&Co., has determined to be creditworthy. The Partnership presently deals with MS&Co. as the sole counterparty on all trading of foreign currency forward contracts and MSCG as the sole counterparty on all trading of options on foreign currency forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31,
2007, which is incorporated by reference to Exhibit 13.01 of in this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

New Accounting Developments.
In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnership as of January 1, 2007. The Partnership has determined that the adoption of FIN 48 did not
       have a material impact on the Partnership?s Financial
Statements. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

       The futures, forwards, and options on such contracts
traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation
       Reform Act of 1995 (set forth in Section 27A of the
Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR
       typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2007 and 2006. At December 31, 2007 and 2006, the Partnership?s total capital-ization was approximately $20 million and $34 million, respectively.

Primary Market          December 31, 2007   December 31, 2006
Risk Category             Value at Risk       Value at Risk
Currency                		(1.71)%			(3.43)%

Interest Rate      			(1.18)%             (1.45)

Equity                    	(0.28)   	 		(0.72)

Commodity                	(0.75)   			(0.68)

Aggregate Value at Risk   	(2.63)%		 	(3.76)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such
       changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2007, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2007, through December 31, 2007.

The Partnership?s low VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2007, through December 31, 2007, was zero for the currency and commodity market risk categories as there were no open positions in the Partnership at June 30, 2007.


Primary Market Risk Category        High        Low      Average
Currency 						(1.71)%	     -   %   (1.02)%
Interest Rate					(1.18)	   (0.10)	   (0.64)
Equity 						(0.28)	   (0.04)	   (0.13)
Commodity 					(0.78)	     -	   (0.54)
Aggregate Value at Risk 			(2.63)%	   (0.12)%   (1.49)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or
       hedging activities, and can cover a wide range of
portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at December 31, 2006, and for the four quarter-end reporting periods during calendar year 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of December 31, 2007, such amount is equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.   The largest market exposure of the Partnership at
December 31, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions, influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2007, the Partnership?s major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at December 31, 2007, was to the global interest rate sector. This exposure was primarily spread across European,
       U.S., Japanese, Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures were the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At December 31, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At December 31, 2007, the Partnership?s primary exposures were to the NIKKEI 225 (Japan) and S&P 500 (U.S.) stock
       indices.  The Partnership is exposed to the risk of
adverse price trends or static markets in the Japanese and U.S. stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Metals.	 The second largest market exposure of the
Partnership at December 31, 2007, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Soft Commodities and Agriculturals. At December 31, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, soybean oil, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Energy.  At December 31, 2007, the Partnership had
market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2007, were in euros, Japanese yen, British pounds, Australian dollars, Swiss francs, Canadian dollars, Mexican pesos, and Turkish lira. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading
       Advisor daily. In addition, the Trading Advisor
establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.


Supplementary data specified by Item 302 of Regulation S-K:
               Summary of Quarterly Results (Unaudited)


Quarter   Total Trading Results        Net          Net Income/
Ended   including interest income  Income/(Loss)  (Loss) Per Unit

2007
March 31        $(3,630,645)       $(4,270,996)       $(283.76)
June 30           2,261,889          1,795,000          128.38
September 30     (2,474,394)        (2,980,380)        (226.52)
December 31        (955,825)        (1,252,209)        (102.98)

Total           $(4,798,975)       $(6,708,585)       $(484.88)



2006
March 31        $(3,573,495)       $(4,773,134)       $(244.98)
June 30             374,599           (534,288)         (40.76)
September 30        697,061           (187,449)          (8.31)
December 31      (2,662,209)        (3,510,157)        (220.48)

Total           $(5,164,044)       $(9,005,028)       $(514.53)



Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
As of the end of the period covered by this annual report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.

Attestation Report of the Registered Public Accounting Firm Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9A(T).  CONTROLS AND PROCEDURES
Not applicable.

Item 9B.  OTHER INFORMATION
None.

       PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.


Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 42, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is an Executive Director at Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an M.B.A in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 52, is a Director of Demeter. Mr. Zafran is a Managing Director at Morgan Stanley and, in January 2007, was named Director of Annuity and Insurance Services. Previously, Mr. Zafran was Director of the Wealth Solutions Division. Mr. Zafran joined the firm in 1979 and
       has held various positions in Corporate Accounting and the
Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Subsequently, he was named Chief Administrative Officer of Morgan Stanley?s Client Solution Division in 2002. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 42, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of the Client Solutions Group. The Client Solutions Group is comprised of a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department, Mutual Fund Department, and Retirement & Equity Solutions Group), which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm. Mr. Ketterer received his M.B.A from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.


       Effective May 1, 2005, Mr. Harry Handler, age 49, is a
Director of Demeter. Mr. Handler serves as an Executive Director of Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division as Equity Risk Officer. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group?s Best Execution Committee and manages the Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.
Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

       Effective May 1, 2006, Mr. Richard D. Gueren, age 46, is a
Director of Demeter. Mr. Gueren is an Executive Director, Retail Options and Transactional Futures of Morgan Stanley. He is responsible for marketing the options and futures product to the firm?s approximately 600 offices and approximately 9,000 Financial Advisors/Investment Representatives. Mr. Gueren first joined Dean Witter in August 1986, as a Compliance Analyst and in October 1987 became a member of the Options Strategy/Trading team. In 1997, Dean Witter merged with Morgan Stanley. Mr. Gueren is the firm?s Senior Registered Options Principal. He is a member of several Morgan Stanley committees, including the firm?s National Error Committee and Best Execution Committee. He is an advisory member to the Credit & Risk Committee. Mr. Gueren is also an active member of several exchange and industry committees, including the Managing Directors Committee for the Chicago Board Options Exchange, and the Retail Advisory Committees for the American Stock Exchange, the Philadelphia Stock Exchange, the Pacific Stock Exchange, and the International Securities Exchange. Mr. Gueren is also an Industry Arbitrator for FINRA and has been seated on numerous industry cases over the past eight years. He has also been asked to testify as an expert witness regarding options on numerous occasions. Mr. Gueren holds a Bachelor of Science degree in Economics from the University of Hartford.

       Effective May 1, 2006, Mr. Michael P. McGrath, age 39, is
a Director of Demeter. Mr. McGrath is a Managing Director at Morgan Stanley and currently serves as the Chief Operating Officer for Private Wealth Management Americas, including Private Wealth Management North America and Private Wealth Management Latin America. He is also the Chairman of the Global Wealth Management Alternative Investments Due Diligence Committee.
Prior to his current role, Mr. McGrath was the Director of Product Development for Morgan Stanley?s Global Wealth Management Group. Mr. McGrath joined Morgan Stanley in May 2004, from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois. At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peter?s College in 1990 and his M.B.A in Finance from New York University in 1996.

Effective May 1, 2006, Mr. Andrew Saperstein, age 41, is a Director of Demeter. Mr. Saperstein is Chief Operating Officer of National Sales for the Global Wealth Management Group, and serves as a member of the group?s Executive Committee. He is also a member of the Morgan Stanley Management Committee. One of the largest businesses of its kind in the world with $690 billion in client assets, the Global Wealth Management Group provides a
       range of wealth management products and services to
individuals, businesses, and institutions. These include brokerage and investment advisory services, financial and wealth planning, credit and lending, banking and cash management, annuities and insurance, retirement and trust. Prior to joining Morgan Stanley in March 2006, Mr. Saperstein was with Merrill Lynch as First Vice President and Chief Operating Officer of the Direct Division, and served as a member of the Global Private Client Executive Committee. In this capacity, he was responsible for the oversight of the online brokerage unit and the Financial Advisory Center, including the Retail Client Relationship Management group, the Services, Operations and Technology group, the Client Acquisition team, and the Business Development and Analysis team. Mr. Saperstein joined Merrill Lynch in November 2001. Prior to Merrill Lynch, Mr. Saperstein was a partner in the Financial Institutions group of McKinsey & Co. Additionally, he served as co-leader of both the North American Asset Management and Brokerage Practice and North American Recruiting. Mr. Saperstein graduated cum laude from Harvard Law School and summa cum laude from the Wharton School/College of Arts and Sciences at the University of Pennsylvania with a dual degree in Economics and Finance.

Effective September 22, 2006, Mr. Jacques Chappuis, age 38, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global
       Wealth Management Group.  Prior to joining Morgan Stanley in August 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received an M.B.A in Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. in Finance from Tulane University in 1991.

Effective December 3, 2007, Mr. Christian Angstadt, age 46, serves as Chief Financial Officer of Demeter. He is an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Angstadt currently serves as Chief Financial Officer for Morgan Stanley Trust FSB and Morgan Stanley Trust NA, and is responsible for the governance and overall financial management of these regulated banks (appointed Chief Financial Officer in May 2003).
 Since joining Morgan Stanley in April 1990, Mr. Angstadt has held several positions within the firm?s Financial Control Group, mostly supporting the Asset Management segment (including Chief Financial Officer for Morgan Stanley Asset Management Operations). Mr. Angstadt received a B.A. in Accounting from Montclair University.

All of the foregoing directors have indefinite terms.

Effective December 3, 2007, Mr. Lee Horwitz no longer serves as
Chief Financial Officer of Demeter.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley ..com/ourcommitment/codeofconduct.html.

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
       Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2007, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2007,
Demeter owned 126.309 Units of general partnership interest, representing a 1.09 percent interest in the Partnership.


(c)	Changes in Control ? None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE

Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, MS&Co. received commodity brokerage commissions (paid and accrued by the Partnership) of $1,283,415 for the year ended December 31, 2007.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to the Financial Statements, "Operating Expenses", in the Annual
Report to the Limited Partners for the year ended December 31, 2007.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments of the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $47,150 for the year ended December 31, 2007, and $47,584 for the year ended December 31, 2006.

(2)	Audit-Related Fees.  None.

(3)	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2007 and 2006 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies
       and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP are approved by the Board of Directors of Demeter and communicated to Morgan Stanley.


       PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


1. Listing of Financial Statements
   The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2007, are incorporated by reference to
   Exhibit 13.01 of this Form 10-K:
?	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December
31, 2007, 2006, and 2005.

?	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2007 and
2006.

?	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2007, 2006, and 2005.

?	Notes to Financial Statements.

   With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
   Report to Limited Partners for the year ended December 31, 2007, is not deemed to be filed with this report.

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

                           MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
                                (Registrant)

                           BY:  Demeter Management Corporation,
                                General Partner

March 28, 2008             BY: /s/ Walter Davis
                                   Walter Davis,
                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY: /s/ 	Walter Davis	                    	  	  March 28, 2008
	  	Walter Davis, President

    /s/    Frank Zafran       	             	  	  March 28, 2008
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	               	  March 28, 2008
           Douglas J. Ketterer, Director

    /s/    Harry Handler		               	  March 28, 2008
	    	Harry Handler, Director

    /s/ 	Richard D. Gueren     		         	  	  March 28, 2008
	 	Richard D. Gueren, Director

    /s/	Michael P. McGrath		             	  March 28, 2008
	  	Michael P. McGrath, Director

    /s/  	Andrew Saperstein	                   	  March 28, 2008
	    	Andrew Saperstein, Director

    /s/  	Jacques Chappuis		                   	  March 28, 2008
	    	Jacques Chappuis, Director

    /s/  	Christian Angstadt	                     	  March 28, 2008
	    	Christian Angstadt, Chief Financial Officer

	EXHIBIT INDEX
ITEM

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, is incorporated by reference to Exhibit A of the Partnership?s Prospectus, dated May 12, 1997, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May
13, 1997.

3.02	Certificate of Limited Partnership, dated August 28,
1990, is incorporated by reference to Exhibit 3.02 of the Partnership?s Form 10-K (File No. 0-19046) for fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.

3.02(a)	Certificate of Amendment to the Certificate of Limited
Partnership, dated July 20, 2006 (changing its name from
Dean Witter Portfolio Strategy Fund L.P.), is incorporated by reference to Exhibit 3.02 of the Partnership?s Form 8-K (File No. 0-19046) filed with the
Securities and Exchange Commission on July 26, 2006.

10.01	Management Agreement dated as of June 5, 2007, among the
Partnership, Demeter, and Hyman Beck & Company, Inc. is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-19046) filed with the
Securities and Exchange Commission on June 8, 2007.

10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November
13, 2001.

10.03	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No.
0-19046) filed with the Securities and Exchange
Commission on November 13, 2001.

10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International plc, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13, 2001.

10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Foreign Exchange and Options Master Agreement between
Morgan Stanley Capital Group Inc. and the Partnership, dated as of June 15, 2007, is incorporated by reference to
Exhibit 10.07 of the Partnership?s Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on July 6, 2007.

10.07	Securities Account Control Agreement between the Partner-
ship and Morgan Stanley & Co. Incorporated, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-19046) filed with the Securities and Exchange Commission on November
13, 2001.

13.01	December 31, 2007, Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes?Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                      Portfolio
                                                                       Strategy
                                                                           Fund
         December 31, 2007
         Annual Report


    [LOGO]

Morgan Stanley

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is no guarantee of future results.



                       1991    1992  1993 1994  1995 1996 1997 1998 1999  2000 2001  2002 2003 2004  2005   2006   2007
FUND                    %       %     %    %     %    %    %    %    %     %    %     %    %    %     %      %      %
-------------------------------------------------------------------------------------------------------------------------
Portfolio Strategy
 Fund...............   27.7    (6.4) 19.9 (5.4) 25.4 25.5 11.3 9.5  (6.9) 9.9  (6.0) 26.7 3.7  9.6  (24.2) (18.9) (21.9)
                     (11 mos.)
-------------------------------------------------------------------------------------------------------------------------

                     INCEPTION-  COMPOUND
                      TO-DATE   ANNUALIZED
                       RETURN     RETURN
FUND                     %          %
------------------------------------------
Portfolio Strategy
 Fund...............    72.8       3.3

------------------------------------------

DEMETER MANAGEMENT CORPORATION

522 Fifth Avenue, 13th Floor
New York, NY 10036
Telephone (212) 296-1999

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
ANNUAL REPORT
2007

Dear Limited Partner:

 This marks the seventeenth annual report for the Morgan Stanley Portfolio Strategy Fund L.P. (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $2,213.24 and returned -21.9% to $1,728.36 on December 31, 2007. Since its inception in February 1991, the Fund has returned 72.8% (a compound annualized return of 3.3%).

 Detailed performance information for the Fund is located in the body of the financial report. (Note: all returns are net of all fees). We provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

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

 Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 522 Fifth Avenue, 13th Floor, New York, NY 10036, or your Morgan Stanley Financial Advisor.

 I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,
 LOGO
Walter J. Davis
Chairman of the Board of Directors and President
Demeter Management Corporation,
General Partner of
Morgan Stanley Portfolio Strategy Fund L.P.

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

 This report is based on information from multiple sources and Morgan Stanley makes no representation as to the accuracy or completeness of information from sources outside of Morgan Stanley.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

                                      [CHART]

                    Year ended December 31, 2007
                    ----------------------------
Currencies                    -6.59%
Interest Rates                -5.73%
Stock Indices                 -4.78%
Energies                      -1.61%
Metals                        -0.35%
Agriculturals                 -4.07%



Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant trading losses were incurred within the currency sector from short positions in the Japanese yen versus the British pound, euro, Australian dollar, and Canadian dollar as the value of the Japanese yen corrected higher against these currencies during February, March, and August when traders reduced "carry-trade" positions after the sell-off in the global equity markets resulted in investors trimming "riskier" assets funded by loans in Japan. Furthermore, losses were recorded during November from short positions in the Japanese yen versus the British pound and the euro as the value of the Japanese yen reversed higher against these currencies following news that the Japanese economy had expanded more than economists had forecast during the third quarter. Finally, losses were incurred from long positions in the British pound, euro, and Australian dollar versus the U.S. dollar, primarily during August, November, and December, as the value of the U.S. dollar increased relative to these currencies after continued volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

.. Within the global interest rate sector, losses were experienced primarily during February, March, July, and August from short positions in European and U.S. fixed-income futures as prices reversed sharply higher in a worldwide "flight-to-quality" after the significant decline in the global equity markets resulted in substantially higher demand for the "safe haven" of government bonds. During September, October, and December, additional losses were recorded from both long and short positions in European interest rate futures as prices moved without consistent direction amid uncertainty regarding the future of the global economy.

.. Within the global stock index sector, losses were incurred primarily during February and March from long positions in European, U.S., and Japanese equity index futures as prices reversed lower after former U.S. Federal Reserve Chairman Alan Greenspan indicated that the U.S. economy could be headed for a recession. In addition, prices moved lower after worries that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Additional losses were incurred during July, August, and November from long positions in European, U.S., and Japanese equity index futures as prices moved sharply lower on persistent concerns that a collapsing U.S. sub-prime mortgage market and declining U.S. real estate prices would pull the global economy into a recession.

.. Within the agricultural markets, losses were experienced primarily during January, March, August, and October from long futures positions in coffee as prices declined amid technically-based selling and rising supplies in Vietnam and Brazil, two of the world's largest producers. Elsewhere in the agricultural complex, short positions in cotton futures resulted in losses, primarily during September and December, as prices moved higher due to news that excessive rain might delay crop production in parts of India.

.. Additional losses were recorded within the energy markets, primarily during February and May, from long positions in natural gas futures as prices decreased amid speculation that mild weather in the U.S. might slow demand. Finally, newly established short futures positions in natural gas experienced losses during October and December as prices reversed higher amid a decline in U.S. inventories.

.. Smaller losses were incurred within the metals sector, primarily during March, May, July, and November, from long futures positions in silver and gold as prices declined amid heavy speculative selling and strength in the U.S. dollar.

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

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.

  Deloitte & Touche LLP, the Partnership's independent registered public accounting firm, has issued an audit report on the Partnership's internal control over financial reporting. This report, which expresses an unqualified opinion on the Partnership's internal control over financial reporting, appears under "Report of Independent Registered Public Accounting Firm" on the following page.

/s/ Walter J. Davis
Walter J. Davis
President
Demeter Management Corporation

/s/ Christian M. Angstadt
Christian M. Angstadt
Chief Financial Officer
Demeter Management Corporation

New York, New York
March 20, 2008

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the internal control over financial reporting of Morgan Stanley Portfolio Strategy Fund L.P. (the "Partnership") as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

  In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007 of the Partnership and our report dated March 20, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2008

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Morgan Stanley Portfolio Strategy Fund L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Portfolio Strategy Fund L.P. at December 31, 2007 and 2006, and the results of its operations, changes in partners' capital, and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, the Partnership modified its classification of cash within the statements of financial condition and cash flows and modified its presentation of options within the statements of financial condition to conform to 2007 presentation.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2008 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2008

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                    ---------------------
                                                       2007          2006
                                                    ----------    ----------
                                                        $             $
                                   ASSETS
     Trading Equity:
       Unrestricted cash                            18,351,654    31,419,335
       Restricted cash                               1,945,251     3,081,509
                                                    ----------    ----------
         Total cash                                 20,296,905    34,500,844
                                                    ----------    ----------
       Net unrealized gain (loss) on open
        contracts (MS&Co.)                              74,614       (47,222)
       Net unrealized gain (loss) on open
        contracts (MSIP)                               (2,035)        35,900
                                                    ----------    ----------
         Total net unrealized gain (loss) on
          open contracts                                72,579       (11,322)
       Options purchased (proceeds paid
        $820,994 and $0, respectively)                 666,251        --
                                                    ----------    ----------
         Total Trading Equity                       21,035,735    34,489,522
     Interest receivable (MS&Co.)                       41,169       123,403
     Due from MS&Co.                                    --            86,178
                                                    ----------    ----------
         Total Assets                               21,076,904    34,699,103
                                                    ==========    ==========

                     LIABILITIES AND PARTNERS' CAPITAL

     LIABILITIES

     Options written (premiums received
      $908,725 and $0, respectively)                   666,251        --
     Redemptions payable                               334,659       446,039
     Management fees payable                            33,924        57,738
     Accrued administrative expenses                    13,000       113,849
                                                    ----------    ----------
         Total Liabilities                           1,047,834       617,626
                                                    ----------    ----------

     PARTNERS' CAPITAL

     Limited Partners (11,462.204 and
      15,231.577 Units, respectively)               19,810,763    33,711,181
     General Partner (126.309 and
      167.309 Units, respectively)                     218,307       370,296
                                                    ----------    ----------
         Total Partners' Capital                    20,029,070    34,081,477
                                                    ----------    ----------
         Total Liabilities and Partners' Capital    21,076,904    34,699,103
                                                    ==========    ==========

     NET ASSET VALUE PER UNIT                         1,728.36      2,213.24
                                                    ==========    ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF OPERATIONS

                                       FOR THE YEARS ENDED DECEMBER 31,
                                     -----------------------------------
                                        2007        2006        2005
                                     ----------  ----------  -----------
                                          $           $           $
       INVESTMENT INCOME
         Interest income (MS&Co.)       976,356   1,626,207    1,439,069
                                     ----------  ----------  -----------

       EXPENSES
         Brokerage commissions
          (MS&Co.)                    1,283,415   2,699,945    4,137,112
         Management fees                534,451     863,656    1,265,126
         Transaction fees and costs      56,744     137,383      211,164
         Administrative expenses         35,000     140,000      131,000
                                     ----------  ----------  -----------
          Total Expenses              1,909,610   3,840,984    5,744,402
                                     ----------  ----------  -----------

       NET INVESTMENT LOSS             (933,254) (2,214,777)  (4,305,333)
                                     ----------  ----------  -----------

       TRADING RESULTS
       Trading profit (loss):
         Realized                    (5,946,963) (7,025,891)  (6,461,506)
         Net change in unrealized       171,632     235,640   (8,900,555)
                                     ----------  ----------  -----------
          Total Trading Results      (5,775,331) (6,790,251) (15,362,061)
                                     ----------  ----------  -----------

       NET LOSS                      (6,708,585) (9,005,028) (19,667,394)
                                     ==========  ==========  ===========

       NET LOSS ALLOCATION:
       Limited Partners              (6,634,217) (8,906,995) (19,436,831)
       General Partner                  (74,368)    (98,033)    (230,563)

       NET LOSS PER UNIT:
       Limited Partners                 (484.88)    (514.53)     (870.58)
       General Partner                  (484.88)    (514.53)     (870.58)

                                        UNITS       UNITS       UNITS
                                     ----------  ----------  -----------
       WEIGHTED AVERAGE NUMBER
        OF UNITS OUTSTANDING         13,448.867  17,334.774   21,687.537

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                                UNITS OF
                               PARTNERSHIP   LIMITED     GENERAL
                                INTEREST     PARTNERS    PARTNER      TOTAL
                               ----------- -----------  ---------  -----------
                                                $           $           $
Partners' Capital, December
31, 2004                       23,246.089   82,610,177  1,037,437   83,647,614
Net loss                           --      (19,436,831)  (230,563) (19,667,394)
Redemptions                    (3,841.252) (10,795,905)  (252,293) (11,048,198)
                               ----------  -----------  ---------  -----------
Partners'
Capital, December 31, 2005     19,404.837   52,377,441    554,581   52,932,022
Net loss                           --       (8,906,995)   (98,033)  (9,005,028)
Redemptions                    (4,005.951)  (9,759,265)   (86,252)  (9,845,517)
                               ----------  -----------  ---------  -----------
Partners' Capital, December
31, 2006                       15,398.886   33,711,181    370,296   34,081,477
Net loss                           --       (6,634,217)   (74,368)  (6,708,585)
Redemptions                    (3,810.373)  (7,266,201)   (77,621)  (7,343,822)
                               ----------  -----------  ---------  -----------
Partners' Capital, December
31, 2007                       11,588.513   19,810,763    218,307   20,029,070
                               ==========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

STATEMENTS OF CASH FLOWS

                                    FOR THE YEARS ENDED DECEMBER 31,
                                 -------------------------------------
                                     2007         2006         2005
                                 -----------  -----------  -----------
                                      $            $            $
CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net loss                          (6,708,585)  (9,005,028) (19,667,394)
Noncash item included in net
 loss:
  Net change in unrealized         (171,632)    (235,640)    8,900,555
(Increase) decrease in operating
 assets:
  Restricted cash                  1,136,258    1,967,306    7,673,051
  Net option premiums                 87,731       --           --
  Interest receivable (MS&Co.)        82,234       20,299     (50,945)
  Due from MS&Co.                     86,178     (51,176)      311,574
Decrease in operating
 liabilities:
  Management fees payable           (23,814)     (32,534)     (50,478)
  Accrued administrative
   expenses                        (100,849)     (14,814)     (13,240)
                                 -----------  -----------  -----------
Net cash used for operating
 activities                       (5,612,479)  (7,351,587)  (2,896,877)
                                 -----------  -----------  -----------

CASH FLOWS FROM
 FINANCING
 ACTIVITIES
Cash paid for redemptions
 of Units                         (7,455,202) (10,449,926) (10,518,507)
                                 -----------  -----------  -----------
Net cash used for financing
 activities                       (7,455,202) (10,449,926) (10,518,507)
                                 -----------  -----------  -----------

Net decrease in unrestricted
 cash                            (13,067,681) (17,801,513) (13,415,384)

Unrestricted cash at beginning
 of period                        31,419,335   49,220,848   62,636,232
                                 -----------  -----------  -----------

Unrestricted cash at end
 of period                        18,351,654   31,419,335   49,220,848
                                 ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2007 AND 2006


                                         LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
                                           GAIN/(LOSS)   OF NET ASSETS       GAIN       OF NET ASSETS  GAIN/(LOSS)
FUTURES AND FORWARD CONTRACTS:           --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $20,029,070        $              %              $               %             $
      Commodity                               (6,625)        (0.03)        240,043          1.20          233,418
      Equity                                   --              --           65,377          0.32           65,377
      Foreign currency                      (205,734)        (1.03)         49,924          0.25         (155,810)
      Interest Rate                          (10,837)        (0.05)         34,365          0.17           23,528
                                            --------         -----         -------          ----         --------
        Grand Total:                        (223,196)        (1.11)        389,709          1.94          166,513
                                            ========         =====         =======          ====
        Unrealized Currency Loss                                                                           (6,203)
                                                                                                         --------
       Total Net Unrealized Gain                                                                          160,310
                                                                                                         ========

2006 PARTNERSHIP NET ASSETS: $34,081,477
      Commodity                              119,667          0.35         261,756          0.77          381,423
      Equity                                  74,963          0.22           --              --            74,963
      Foreign currency                       222,890          0.65         207,313          0.61          430,203
      Interest Rate                         (887,074)        (2.60)        204,837          0.60         (682,237)
                                            --------         -----         -------          ----         --------
        Grand Total:                        (469,554)        (1.38)        673,906          1.98          204,352
                                            ========         =====         =======          ====
        Unrealized Currency Loss                                                                         (215,674)
                                                                                                         --------
       Total Net Unrealized Loss                                                                          (11,322)
                                                                                                         ========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Morgan Stanley Portfolio Strategy Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  Effective July 20, 2006, Dean Witter Portfolio Strategy Fund L.P. was renamed to Morgan Stanley Portfolio Strategy Fund L.P.
  The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.
  Premiums received/paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  On April 1, 2007, Morgan Stanley merged Morgan Stanley DW Inc. ("Morgan Stanley DW") into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Partnership's principal U.S. commodity broker-dealer.
  On April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc.
  Effective June 30, 2007, John W. Henry & Company ("JWH") was terminated as the trading manager to the Partnership.
  Effective July 1, 2007, Hyman Beck & Company, Inc. ("Hyman Beck") is the trading advisor to the Partnership.
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

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

REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, MS&Co. pays the Partnership interest income on 80% of its average daily Net Assets for the month at a rate equal to the monthly average yield on the 4-week U.S. Treasury bill discount rate during such month. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on Futures Interests.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnership's functional currency is the U.S. dollar; however, the Partnership may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

NEW ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnership as of January 1, 2007. The Partnership has determined that the adoption of FIN 48 did not have a material impact on the Partnership's financial statements. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.
  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership's financial statements, if any, is currently being assessed.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


TRADING EQUITY. The Partnership's asset "Trading Equity," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with MS&Co. and MSIP to be used as margin for trading; (B) net unrealized gains or losses on futures and forward contracts, which are valued at market and calculated as the difference between original contract value and market value; and, if any,
(C) options purchased at fair value. Options written at fair value are recorded in Liabilities.
  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIP acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIP, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's Statements of Financial Condition.
  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co. as the counterparty on such contracts. The Partnership has consistently applied its right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis, at 80% and 100%, respectively, of the rates MS&Co. charges retail commodity customers and parties that are not clearinghouse members, respectively. Brokerage commissions and transaction fees and costs combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's beginning of month Net Assets applied on a per trading program basis.

OPERATING EXPENSES. The Partnership bears all expenses related to its trading activities, to a maximum of 1/4 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter and/or MS&Co. bear all other operating expenses.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

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

RESTRICTED AND UNRESTRICTED CASH. As reflected on the Partnership's Statements of Financial Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained separately. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and Cash Flows to conform to 2007 presentation. Certain prior year amounts relating to options were reclassified on the Statements of Financial Condition to conform to 2007 presentation. Such reclassifications have no impact on the Partnership's reported net income (loss).

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnership pays brokerage commissions to MS&Co. (Morgan Stanley DW through March 31, 2007) as described in Note 1. The Partnership's cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIP in futures interests trading accounts to meet margin requirements as needed. MS&Co.
(Morgan Stanley DW through March 31, 2007) pays interest on these funds as described in Note 1.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
3. TRADING ADVISOR
Prior to June 30, 2007, JWH was the trading manager to the Partnership. Effective July 1, 2007, Demeter, on behalf of the Partnership and itself, entered into a Management Agreement with Hyman Beck to make all trading decisions for the Partnership.
  Compensation by the Partnership to JWH (prior to June 30, 2007) and to Hyman Beck (effective July 1, 2007) consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. Prior to June 30, 2007, the Partnership paid a management fee to JWH equal to 1/6 of 1% per month (a 2% annual rate) of the Partnership's adjusted Net Assets, as defined in the Limited Partnership Agreement, as of the last day of each month.
  Effective July 1, 2007, the Partnership pays a management fee to Hyman Beck equal to 1/6 of 1% per month (a 2% annual rate) of the Partnership's Net Assets as of the opening of business on the first day of each calendar month.

INCENTIVE FEE. Prior to June 30, 2007, the Partnership paid a quarterly incentive fee to JWH equal to 20% of the Partnership's new appreciation of its Net Assets as of the end of each calendar quarter.
  Effective July 1, 2007, the Partnership pays a quarterly incentive fee to Hyman Beck equal to 20% of the Partnership's new appreciation of its Net Assets as of the end of each calendar quarter. For purposes of the incentive fee calculation, interest income is not included in new trading profits.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  New appreciation represents the amount by which Net Assets are increased by profits from futures and forwards trading that exceed losses after brokerage commissions, management fees, transaction fees and costs, and administrative expenses are deducted. Such incentive fee is accrued in each month in which new appreciation occurs. The initial incentive fee period began July 1, 2007, the date the Partnership began to receive trading advice from Hyman Beck. Please note that the Partnership pays incentive fees based upon the performance of Hyman Beck beginning July 1, 2007, without regard to any losses incurred by the prior trading advisor. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a limited partner redeems an investment, the incentive fee (earned through a redemption date) is (was) paid to Hyman Beck (to JWH, prior to June 30, 2007) on those redemptions in the month of such redemptions.

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

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

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

(1)One or more underlying notional amounts or payment provisions;

(2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

(3)Terms require or permit net settlement.

  Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.
  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

     NET UNREALIZED GAINS/(LOSSES)
          ON OPEN CONTRACTS        LONGEST MATURITIES
     ---------------------------   -------------------
                  OFF-                         OFF-
     EXCHANGE-  EXCHANGE-          EXCHANGE- EXCHANGE-
YEAR  TRADED     TRADED    TOTAL    TRADED    TRADED
---- ---------  --------- -------  --------- ---------
         $          $        $
2007  316,134   (155,824) 160,310  Sep. 2008 Aug. 2008
2006 (441,525)   430,203  (11,322) Dec. 2007 Mar. 2007

  The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $20,613,039 and $34,059,319 at December 31, 2007 and 2006, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership's and the counterparties' exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s or MSCG's bankruptcy or insolvency.

MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                             2007       2006       2005
                                          ---------  ---------  ---------
      PER UNIT OPERATING
       PERFORMANCE:
      NET ASSET VALUE, JANUARY 1:         $2,213.24  $2,727.77  $3,598.35
                                          ---------  ---------  ---------
      NET OPERATING RESULTS:
         Interest Income                      72.60      93.81      66.35
         Expenses                           (141.99)   (221.58)   (264.87)
         Realized Loss/(1)/                 (428.25)   (400.35)   (261.66)
         Unrealized Profit (Loss)             12.76      13.59    (410.40)
                                          ---------  ---------  ---------
         Net Loss                           (484.88)   (514.53)   (870.58)
                                          ---------  ---------  ---------
      NET ASSET VALUE,
       DECEMBER 31:                        1,728.36  $2,213.24  $2,727.77
                                          =========  =========  =========
      FOR THE CALENDAR YEAR:
      RATIOS TO AVERAGE NET
       ASSETS:
         Net Investment Loss                 (3.6)%     (5.2)%     (6.9)%
         Expenses before Incentive fees       7.4 %      9.1 %      9.2 %
         Expenses after Incentive fees        7.4 %      9.1 %      9.2 %
         Net Loss                           (26.1)%    (21.3)%    (31.7)%
      TOTAL RETURN BEFORE
       INCENTIVE FEES                       (21.9)%    (18.9)%    (24.2)%
      TOTAL RETURN AFTER
       INCENTIVE FEES                       (21.9)%    (18.9)%    (24.2)%

      INCEPTION-TO-DATE RETURN               72.8 %
      COMPOUND ANNUALIZED
       RETURN                                 3.3 %

/(1)/Realized Profit (Loss) is a balancing amount necessary to reconcile the change in Net Asset Value per Unit with the other per Unit information.

                    Demeter Management Corporation
                    522 Fifth Avenue, 13th Floor
                    New York, NY 10036

[LOGO]

Morgan Stanley

ADDRESS SERVICE REQUESTED


[GRAPHIC] printed on recycled paper
                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA
? 9 ?
? 60 ?
? 62 ?