Form 10-Q
period 2008-03-31
MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
filed 2008-05-15
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


	       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2008




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Statements of Financial Condition as of March 31,2008
	(Unaudited) and December 31, 2007..........................2

	Statements of Operations for the Quarters Ended
	March 31, 2008 and 2007 (Unaudited)....................... 3

	Statements of Changes in Partners? Capital for the
	Quarters Ended March 31, 2008 and 2007 (Unaudited) ........4

	Statements of Cash Flows for the Quarters Ended
	March 31, 2008 and 2007 (Unaudited)........................5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007..........................6

	Notes to Financial Statements (Unaudited)...............7-16

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations.......17-27

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk.........................................28?41

Item 4.	Controls and Procedures................................42

Item 4T.	Controls and Procedures................................42


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................43

Item 5.	Other Information...................................43-45

Item 6. Exhibits...............................................45



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                   March 31,	 December 31,
                                        2008      	           2007
	                  $	 $
	                     (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	21,546,553	18,351,654
	Restricted cash	    1,685,153	    1,945,251

	     Total cash	   23,231,706	  20,296,905

	Net unrealized gain on open contracts (MS&Co.)	                          133,869	     74,614
	Net unrealized loss on open contracts (MSIP)	    (557,932)      	         (2,035)

	     Total net unrealized gain (loss) on open contracts	    (424,063)	       72,579

     Options purchased (proceeds paid $610,743
       and $820,994, respectively)					            1,019,531                 666,251

	     Total Trading Equity	23,827,174   	21,035,735

Interest receivable (MS&Co.)	                        23,216	         41,169

	Total Assets	  23,850,390	  21,076,904

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Options written (premiums received $645,962
  and $908,725, respectively)					           1,019,527                 666,251
Redemptions payable	515,044	334,659
Management fees payable	37,952	        33,924
Accrued administrative expenses	              18,069	         13,000

	Total Liabilities	   1,590,592 	     1,047,834

Partners? Capital

Limited Partners (10,839.329 and
    11,462.204 Units, respectively)	22,003,396	19,810,763
General Partner (126.309 Units)	       256,402	        218,307

	Total Partners? Capital	   22,259,798 	  20,029,070

	Total Liabilities and Partners? Capital	   23,850,390	  21,076,904
NET ASSET VALUE PER UNIT	       2,029.96	       1,728.36

The accompanying notes are an integral part of these financial statements.

- 2 -


       <table> 	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



  	   	      For the Quarters Ended March 31,


                                                                         		         2008    	      2007
                                                                               	                      $		         $
INVESTMENT INCOME
	Interest income (MS&Co.)		     97,416			     321,945


EXPENSES
	Brokerage commissions (MS&Co.)		163,528	471,476
	Management fees	      	   108,347	156,663
	Administrative expenses		14,000	     (12,000)
	Transaction fees and costs		       9,799	       24,212

		   Total Expenses		   295,674	    640,351

NET INVESTMENT LOSS	                       (198,258)	   (318,406)


TRADING RESULTS
Trading profit (loss):
	Realized			4,226,771	(3,516,857)
	Net change in unrealized		      (549,150)	      (435,733)

		    Total Trading Results		   3,677,621	   (3,952,590)

NET INCOME (LOSS)	                                  3,479,363	    (4,270,996)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                             		            3,441,268                      (4,223,520)
	General Partner                                                              	38,095		 (47,476)


NET INCOME (LOSS) PER UNIT

	Limited Partners             		                 301.60                           (283.76)
	General Partner                           		                   301.60                           (283.76)

		                                                         Units     	                           Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	   11,291.936		 14,988.157

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2008 and 2007
	(Unaudited)




	  Units of
	    Partnership	Limited	  General
	   Interest   	Partners	  Partner	Total
		$	 $	$
Partners? Capital,
     December 31, 2006	15,398.886	33,711,181	 370,296	34,081,477

Net Loss	?       	(4,223,520)	(47,476)	(4,270,996)

Redemptions	     (888.522)	  (1,785,983)	   (27,013)	  (1,812,996)

Partners? Capital,
     March 31, 2007	  14,510.364	  27,701,678	  295,807	  27,997,485





Partners? Capital,
     December 31, 2007	11,588.513	19,810,763	 218,307	20,029,070

Net Income	?       	3,441,268	38,095	3,479,363

Redemptions	     (622.875)	  (1,248,635)	            ?     	  (1,248,635)

Partners? Capital,
     March 31, 2008	  10,965.638	  22,003,396	  256,402	  22,259,798















The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Quarters Ended March 31,

	      2008     	      2007
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	3,479,363	(4,270,996)
Noncash item included in net income (loss):
	Net change in unrealized	549,150	435,733

Decrease in operating assets:
	Restricted cash	260,098	1,574,416
	Interest receivable (MS&Co.)	17,953	17,564
	Due from MS&Co.	?   	19,964

Increase (decrease) in operating liabilities:
	Net option proceeds	(52,512)	?
	Management fees payable	4,028	         (9,674)
	Accrued administrative expenses	           5,069	        (46,207)

Net cash provided by (used for) operating activities	    4,263,149	   (2,279,200)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (1,068,250)	   (1,514,522)

Net cash used for financing activities	   (1,068,250)	  (1,514,522)

Net increase (decrease) in unrestricted cash	3,194,899	(3,793,722)

Unrestricted cash at beginning of period	   18,351,654	   31,419,335

Unrestricted cash at end of period	   21,546,553	       27,625,613








	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007




Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
     Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

$
 %
$
%
$

March 31, 2008, Partnership Net Assets:  $22,259,798



Commodity
(673,565)
       (3.03)
          ?
          ?
 (673,565)
Equity
          ?
          ?
     (78,193)
      (0.35)
   (78,193)
Foreign currency
     (26,995)
       (0.12)
   (149,532)
      (0.67)
  (176,527)
Interest rate
    566,562
        2.54
     (20,045)
      (0.09)
  546,517






     Grand Total:
   (133,998)
       (0.61)
   (247,770)
      (1.11)
  (381,768)

     Unrealized Currency Loss





      (7,072)

     Total Net Unrealized Loss



 (388,840)







December 31, 2007, Partnership Net Assets:  $20,029,070









Commodity
      (6,625)
       (0.03)
    240,043
       1.20
  233,418
Equity
          ?
          ?
      65,377
       0.32
    65,377
Foreign currency
  (205,734)
       (1.03)
      49,924
       0.25
  (155,810)
Interest rate
    (10,837)
       (0.05)
      34,365
       0.17
    23,528






     Grand Total:
  (223,196)
       (1.11)
    389,709
       1.94
   166,513

     Unrealized Currency Loss





      (6,203)

     Total Net Unrealized Gain



  160,310











	The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Portfolio Strategy Fund L.P. (the ?Partner-ship?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Portfolio Strategy Fund L.P. is a Delaware limited partnership organized in 1990 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, ?Futures Interests?).

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to
       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial
Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc (?MSIP?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Hyman Beck & Company Inc. (the

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

?Trading Advisor?) is the trading advisor to the Partnership.

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

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	 Net Unrealized Gains/(Losses)
	       on Open Contracts	              Longest Maturities
		  Off-				        Off-
	 Exchange-	Exchange-		  Exchange-    Exchange-
Date                Traded 	 Traded 	Total 	   Traded  	    Traded
	     $	   $	  $
Mar. 31, 2008	(212,313)	(176,527)	(388,840)	Dec. 2008		Aug. 2008
Dec. 31, 2007       316,134 	   (155,824)	 160,310	Sep. 2008   	Aug. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $23,019,393 and $20,613,039 at March 31, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements
       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards No.

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

157 ("SFAS" 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).


Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
March 31, 2008: <table> <caption>



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized loss on open contracts
    $     (212,313)
 $  (176,527)
 n/a

 $  (388,840)

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


7.  Reclassification
Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership?s reported net income (loss).

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be
       profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract, is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage

       commissions, and transaction fees and costs of the
Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $3,775,037 and expenses totaling $295,674, resulting in a net income of $3,479,363 for the quarter ended
March 31, 2008. The Partnership?s net asset value per Unit increased from $1,728.36 at December 31, 2007, to $2,029.96 at March 31, 2008.

The most significant trading gains of approximately 9.0% were recorded in the currency sector throughout the quarter from long positions in the Japanese yen, euro, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to disappointing economic data in the U.S., weak corporate earnings reports, and fears of a possible U.S. recession, which fueled speculation of continued interest rate cuts by the U.S. Federal Reserve. Elsewhere, short positions in the British pound versus the Japanese yen and euro resulted in
       gains, primarily during March, as the value of the British pound declined relative to these currencies amid speculation that a global credit crunch and falling home prices in the United Kingdom may cause the Bank of England to reduce interest rates. Within the global interest rate sector, gains of approximately 6.4% were experienced, primarily during January and February, from long positions in U.S., German, and Japanese fixed-income futures as prices increased in a ?flight-to-quality? following a sharp decline in the global equity markets and concerns that an economic slowdown in the United States may weaken the global economy. Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the quarter, while U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Additional gains of approximately 5.9% were recorded in the global stock index sector throughout the quarter from short positions in European, Pacific Rim, and U.S. equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market may restrain consumer spending and curb global economic growth. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 3.0% in the metals markets from short futures positions in aluminum, copper, and zinc as prices increased in January and February due to news of
       weak global supplies amid rising demand from China and
India. During March, further losses were incurred from newly established long positions in aluminum futures as prices reversed lower amid speculation that a slumping U.S. economy may lead to a decline in global demand for base metals. Additional losses of approximately 0.4% were experienced within the energy sector, primarily during January, from short positions in natural gas futures as prices moved higher amid forecasts for colder weather and expectations of a decline in U.S. inventories. Elsewhere, long futures positions in crude oil resulted in losses, primarily during January, as prices reversed lower due to fears that a possible economic recession in the U.S. may curb demand from the world's largest energy consumer. Smaller losses of approximately 0.3% were recorded in the agricultural markets, primarily during March, from long positions in coffee futures as prices fell amid forecasts that Brazil's crop may be larger than previously estimated. Lastly, losses were incurred in the agricultural complex during March from long futures positions in cotton as prices decreased on concern that the aforementioned economic slowdown may erode global demand.

       For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(3,630,645) and expenses totaling $640,351, resulting in a net loss of $4,270,996 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $2,213.24 at December 31, 2006, to $1,929.48 at March 31,
2007.

The most significant trading losses of approximately of 6.4% were recorded in the currency sector from long positions in the British pound versus the U.S. dollar as the value of the U.S. dollar strengthened during January after a government report showed that U.S. job growth had been unexpectedly higher during December 2006. Further losses were experienced from long positions in the British pound in relation to the U.S. dollar after the value of the British pound decreased during late February and early March as weaker-than-expected economic data bolstered sentiment that the Bank of England might not continue to increase interest rates. Further losses were incurred during January from long positions in the euro, Swiss franc, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar strengthened against these currencies in January after a government report showed stronger-than-expected U.S. job growth, cooling speculation that the U.S. Federal Reserve might cut interest rates in the near-term. Additionally, the value of the
       U.S. dollar continued to move higher against most of its major rivals after a report showing that the U.S. index of leading economic indicators had risen in December 2006 and news that the U.S. trade gap contracted for a third consecutive month in November, reaching its narrowest point since July 2005. Additional losses in the currency markets were experienced in February and March from short positions in the Japanese yen against the U.S. dollar as the value of the Japanese yen reversed sharply higher amid an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. Furthermore, investor speculation that consistently strong economic data out of Japan might force the Bank of Japan to continue raising interest rates in order to combat possible inflation pushed the value of the Japanese yen higher. Lastly, losses were incurred from both long and short positions in the South African rand versus the U.S. dollar as the value of the rand moved without consistent direction throughout the majority of the quarter. Additional losses of approximately 2.8% were incurred in the global interest rate sector primarily during February from short positions in U.S, European, and Australian fixed-income futures as prices reversed sharply higher at the end of February due to a
                              - 25 -


       worldwide ?flight-to-quality? after a sell-off in the global equity markets that began on February 27 following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Within the metals sector, losses of approximately 1.8% were recorded during January from short positions in gold futures as prices increased amid uncertainty regarding the future direction of the U.S. dollar, while long positions in aluminum futures experienced losses as prices fell after a slowdown in the U.S. housing market fueled concern that supplies were sufficient to meet demand. Additional losses were experienced during March from newly established long positions in gold and silver futures as prices declined amid fears that a cooling Chinese economy might reduce future demand for the precious metals, while long positions in aluminum futures also resulted in losses during March as prices fell after news of an overabundance in supply. Furthermore, losses were incurred in February from short positions in copper futures as prices moved higher on continued speculation that low stockpiles and supply disruptions might create a supply shortage.
 Additional losses of approximately 1.3% were experienced from long positions in U.S., Pacific Rim, and European equity index futures as price fell suddenly and sharply at the end of February into early March due to the aforementioned global sell-off
                              - 26 -


       that affected the currency and global interest rate
markets. Additional losses of approximately 1.1% were recorded in the energy sector from both long and short positions in natural gas futures as prices moved in a trendless pattern throughout the quarter. Additional losses were recorded in the energy sector primarily during February and March from short futures positions in crude oil and heating oil as prices moved higher amid geopolitical uncertainty in Iraq, worries that Iran would continue with its nuclear program, and news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf. Losses of approximately 0.6% were experienced in the agricultural sector from long positions in corn futures as price dropped in January after the U.S. announced plans to seek additional sources for alternative fuels. Corn prices fell sharply in March after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up this year to its highest since 1944. Further losses were recorded from long futures positions in coffee during January as prices fell sharply on speculation that retail price increased imposed by large food companies during the last quarter of 2006 might curb demand in the United States. Elsewhere in the agricultural sector, long position in sugar futures resulted in losses during March as prices fell amid increased production from Brazil, Thailand, and India.

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of
       ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market
Sectors?
section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008, and 2007. At March 31, 2008, and 2007, the Partnership?s total capitalization was approximately $22 million and $28 million, respectively.

Primary Market		    March 31, 2008        March 31, 2007
Risk Category			Value at Risk		 Value at Risk

Currency                    (0.61)%	 	(1.30)%
Interest Rate               (0.60)	 	(0.61)
Equity                      (0.29) 		(0.12)
Commodity                   (0.54)		(0.78)
Aggregate Value at Risk     (1.17)%		(1.70)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a
       percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

The Partnership?s low VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008, is zero for the currency and commodity market risk categories as there were no open positions in the Partnership at June 30, 2007.

Primary Market Risk Category        High      Low      Average
Currency	(1.71)%	  -  %	(0.84)%

Interest Rate	(1.18)	(0.10)	(0.64)

Equity	(0.29)	(0.04)	(0.17)

Commodity	(0.75)	  -	(0.48)

Aggregate Value at Risk	(2.63)%	(0.12)%	(1.36)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
-	34 ?

*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s
       historic risk, nor should it be used to predict the
Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 98% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.
- 36 -

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

The following were the primary trading risk exposures of the Partnership at March 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
- 37 -


Currency.   The largest market exposure of the Partnership at
March 31, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2008, the Partnership?s major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2008, was to the global interest rate sector. This exposure was primarily spread across Japanese, U.S., European, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of the Partnership?s stock index and currency positions. Interest rate movements in one country, as well as relative interest rate
       movements between countries, materially impact the
Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2008, the Partnership?s primary exposures were to the S&P 500 (U.S.), FTSE 100 (Britain), NIKKEI 225 (Japan), CAC 40 (France), SPI 200 (Australia), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the
       Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
	Metals.	The third largest market exposure of the
Partnership at March 31, 2008, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2008, the Partnership had market exposure in the markets that comprise these sectors. Most of the exposure was to the soybean oil and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure The following was the only non-trading risk exposure of the Partnership at March 31, 2008:
       Foreign Currency Balances. The Partnership?s primary
foreign currency balances at March 31, 2008, were in Japanese yen, Australian dollars, British pounds, euros, Canadian dollars, Swiss francs, Mexican pesos, and Turkish lira. The Partner-ship controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to May 2005, and Chief Administrative Officer of each of Private
       Wealth Management and Global Wealth Management Group from
January 2002 to September 2004. Mr. Durbin received his B.B.A. from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.

Effective March 20, 2008, Mr. Jose Morales, age 31, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in

       International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

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



                        Morgan Stanley Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2008            By:/s/Christian Angstadt
                              Christian Angstadt
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.