Form 10-Q
period 2008-06-30
MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
filed 2008-08-14
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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







(Former name, former address and former fiscal year, if changed since last report)

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

	June 30, 2008




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Statements of Financial Condition as of June 30, 2008
	(Unaudited) and December 31, 2007..........................2

	Statements of Operations for the Three and Six Months
	Ended June 30, 2008 and 2007 (Unaudited).................. 3

	Statements of Changes in Partners? Capital for the
	Six Months Ended June 30, 2008 and 2007 (Unaudited)........4

	Statements of Cash Flows for the Six Months Ended
	June 30, 2008 and 2007 (Unaudited).........................5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007..........................6

	Notes to Financial Statements (Unaudited)...............7-16

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations.......17-30

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk.........................................30?44

Item 4.	Controls and Procedures.............................44-45

Item 4T.	Controls and Procedures................................45


PART II. OTHER INFORMATION

Item 1A.	Risk Factors...........................................46

Item 5.	Other Information...................................46-47

Item 6. Exhibits...............................................48



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                   June 30,	 December 31,
                              2008      	           2007
	                  $	 $
	                     (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	18,079,683	18,351,654
	Restricted cash	          843,508	    1,945,251

	     Total cash	    18,923,191	  20,296,905

	Net unrealized gain on open contracts (MS&Co.)	           272,175               	     74,614
	Net unrealized gain (loss) on open contracts (MSIP)	           47,178      	         (2,035)

	     Total net unrealized gain on open contracts	         319,353	       72,579

     Options purchased (proceeds paid $352,410
       and $820,994, respectively)					              340,245                  666,251

	     Total Trading Equity	19,582,789   	21,035,735

Interest receivable (MS&Co.)	                           24,547	         41,169

	Total Assets	     19,607,336	  21,076,904

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Options written (premiums received $365,086
  and $908,725, respectively)					              340,245                  666,251
Redemptions payable	307,742	334,659
Management fees payable	32,524	        33,924
Accrued administrative expenses	                 13,000	         13,000

	Total Liabilities	         693,511 	     1,047,834

Partners? Capital

Limited Partners (9,973.718 and
    11,462.204 Units, respectively)	18,706,927	19,810,763
General Partner (110.309 and
    126.309 Units, respectively)	       206,898	        218,307

	Total Partners? Capital	   18,913,825 	  20,029,070

	Total Liabilities and Partners? Capital	   19,607,336	  21,076,904

NET ASSET VALUE PER UNIT	       1,875.62	       1,728.36

The accompanying notes are an integral part
	of these financial statements. </table>
- 2 -


       <table> 	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





                                          For the Three Months	                      For the Six Months
                                      Ended June 30,     	             Ended June 30,

                                2008   	               2007    	        2008   	    2007
                                    $	                   $	             $ 	$
INVESTMENT INCOME
	Interest income (MS&Co.)	    65,003	    271,075	   162,419	      593,020

EXPENSES
	Management fees	103,683	      141,985	    212,030	298,648
	Brokerage commissions (MS&Co.)	101,937	291,929	265,465	763,405
	Administrative expenses	     13,000	       18,000	         27,000	       6,000
	Transaction fees and costs	         5,052	      14,975	      14,851	        39,187

		   Total Expenses 	     223,672	    466,889	    519,346	   1,107,240

NET INVESTMENT LOSS 	   (158,669)	   (195,814) 	   (356,927)	     (514,220)

TRADING RESULTS
Trading profit (loss):
	Realized	(2,231,623)	 1,636,615	1,995,148	(1,880,242)
	Net change in unrealized	     720,869	      354,199	      171,719	         (81,534)

		   Total Trading Results	  (1,510,754)	  1,990,814	  2,166,867	   (1,961,776)

NET INCOME (LOSS)	  (1,669,423)	  1,795,000	   1,809,940	   (2,475,996)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,650,386)	         1,775,319	1,790,882	(2,448,201)
	General Partner 	 (19,037)              19,681		    19,058	   (27,795)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                         (154.34)	 128.38      		147.26	(155.38)
	General Partner                                                          (154.34)	 128.38      		147.26	(155.38)


			                                                                         Units     	           Units	Units	         Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                                 10,495.096	        13,922.420	    10,883.213	14,447.421

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2008 and 2007
	(Unaudited)




	  Units of
	    Partnership	Limited	  General
	   Interest   	Partners	  Partner	Total
		$	 $	$
Partners? Capital,
     December 31, 2006	15,398.886	33,711,181	 370,296	34,081,477

Net Loss	?       	(2,448,201)	(27,795)	(2,475,996)

Redemptions	   (2,026.000)	  (4,034,256)	  (51,707)	    (4,085,963)

Partners? Capital,
     June 30, 2007	  13,372.886	  27,228,724	   290,794	  27,519,518





Partners? Capital,
     December 31, 2007	11,588.513	19,810,763	 218,307	20,029,070

Net Income	?       	1,790,882	19,058	1,809,940

Redemptions	   (1,504.486)	  (2,894,718)	  (30,467)	    (2,925,185)

Partners? Capital,
     June 30, 2008	  10,084.027	  18,706,927	   206,898	  18,913,825















The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	        For the Six Months Ended June 30,

	      2008     	           2007
	      $	            $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	1,809,940	(2,475,996)
Noncash item included in net income (loss):
	Net change in unrealized	(171,719)	81,534

Decrease in operating assets:
	Restricted cash	1,101,743	      2,874,464
	Proceeds paid for options purchased	468,584	?
	Interest receivable (MS&Co.)	16,622	38,233
	Due from MS&Co.	?   	80,798

Decrease in operating liabilities:
	Premiums received for options written	(543,639)   	 ?
	Accrued management fees 	(1,400)	        (10,912)
	Accrued administrative expenses	              ?   	                    (59,982)


Net cash provided by operating activities	   2,680,131	         528,139


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (2,952,102)	   (4,049,391)

Net cash used for financing activities	   (2,952,102)	  (4,049,391)

Net decrease in unrestricted cash	(271,971)	(3,521,252)

Unrestricted cash at beginning of period	   18,351,654	   31,507,335

Unrestricted cash at end of period	   18,079,683	       27,986,083





	The accompanying notes are an integral part of these financial statements.

       <table>  MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
     Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

$
 %
$
%
$







June 30, 2008, Partnership Net Assets:  $18,913,825



Commodity
     63,876
        0.34
       (4,849)
      (0.02)
  59,027
Equity
    (83,361)
       (0.44)
      73,885
       0.39
    (9,476)
Foreign currency
   220,745
        1.16
   (130,666)
      (0.69)
    90,079
Interest rate
          ?
        ?
    242,490
       1.28
  242,490






     Grand Total:
    201,260
       1.06
    180,860
       0.96
   382,120

     Unrealized Currency Loss





  (62,767)

     Total Net Unrealized Gain


  Fair Value
             $
Percentage of
   Net Assets
          %



Options purchased on Futures Contracts
?
 ?



Options purchased on Forward Contracts
340,245
1.80



Options written on Futures Contracts
?
?



Options written on Forward Contracts
      (340,245)
        (1.80)






   319,353

December 31, 2007, Partnership Net Assets:  $20,029,070









Commodity
      (6,625)
       (0.03)
    240,043
       1.20
  233,418
Equity
          ?
          ?
      65,377
       0.33
    65,377
Foreign currency
    (50,991)
       (0.25)
   (192,550)
      (0.96)
  (243,541)
Interest rate
    (10,837)
       (0.05)
      34,365
       0.17
    23,528






     Grand Total:
    (68,453)
       (0.33)
    147,235
       0.74
     78,782

     Unrealized Currency Loss





      (6,203)

     Total Net Unrealized Gain


  Fair Value
     $
Percentage of
   Net Assets
          %



Options purchased on Futures Contracts
                ?
            ?



Options purchased on Forward Contracts
          666,251
          3.33



Options written on Futures Contracts
                ?
            ?



Options written on Forward Contracts
         (666,251)
         (3.33)






  72,579





The accompanying notes are an integral part of these financial statements. </table>
       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	 Net Unrealized Gains/(Losses)
	       on Open Contracts	              Longest Maturities
		  Off-				        Off-
	 Exchange-	Exchange-		  Exchange-    Exchange-
Date                Traded 	 Traded 	Total 	   Traded  	    Traded
	     $	   $	  $
Jun. 30, 2008	       229,270	90,083	319,353	Mar. 2009		Sep. 2008
Dec. 31, 2007       316,134 	   (243,555)	 72,579	Sep. 2008   	Aug. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the
       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $19,152,461 and $20,613,039 at June 30, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements
       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards No.

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).


Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June
30, 2008:

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Assets
Quoted Prices in
Active Markets for
Identical Assets
       (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
  Significant
   Unobservable
     Inputs
   (Level 3)




      Total

Unrealized gain on open contracts
 $   229,270
$       90,083
   n/a

$   319,353
Options purchased
         ?
$     340,245
   n/a

$   340,245






Liabilities





Options written
      ?
$     340,245
   n/a

 $              $  340,245






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

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.


7.  Reclassifications
Certain prior year amounts relating to options on the Statements of Cash Flows and Condensed Schedules of Investments for December 31, 2007, were reclassified to conform to 2008 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be
       profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $(1,445,751) and expenses totaling $223,672, resulting in a net loss of $1,669,423 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit decreased from $2,029.96 at March 31, 2008, to $1,875.62 at June 30, 2008.

The most significant trading losses of approximately 3.1% were experienced within the currency sector, primarily during April and May, from long positions in the Japanese yen versus the U.S. dollar and British pound as the value of the Japanese yen declined against these currencies after a rally in the global equity markets prompted investors to resume carry trade positions. Elsewhere, short positions in the New Zealand dollar versus U.S. dollar experienced further losses as the value of the New Zealand dollar moved higher against the U.S. dollar in May
       amid speculation that the Reserve Bank of New Zealand might leave interest rates unchanged in June. Within the global stock index sector, losses of approximately 3.0% were recorded, primarily during April and May, from short positions in European, U.S., and Pacific Rim equity index futures as prices increased following the release of better-than-expected corporate earnings reports and better-than-forecast economic data out of the U.S. and Germany. During June, newly established long positions in European, U.S., and Pacific Rim equity index futures resulted in additional losses as prices reversed lower on concerns that surging commodity prices and additional subprime-related writedowns would erode corporate earnings and slow global economic growth. Additional losses of approximately 0.9% were recorded within the global interest rate sector, primarily during April, from long positions in U.S. and Japanese fixed-income futures as prices decreased amid the aforementioned rebound in the global equity markets, which reduced demand for the ?safe haven? of government bonds. Furthermore, prices of U.S. and Japanese interest rate futures moved lower on speculation that the U.S. Federal Reserve and Bank of Japan might not reduce borrowing costs as much as previously expected due to concerns of accelerating global inflation. Smaller losses of approximately 0.5% were incurred within the metals markets, primarily during April and May, from long futures positions in gold and silver as prices dropped amid speculative selling and a temporary rise in
       the value of the U.S. dollar.  A portion of the
Partnership?s losses for the quarter was offset by gains of approximately 0.3% within the agricultural sector, primarily during April, from long futures positions in soybean oil as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Meanwhile, long positions in cocoa futures resulted in further gains as prices moved higher amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated.

The Partnership recorded total trading results including interest income totaling $2,329,286 and expenses totaling $519,346, resulting in net income of $1,809,940 for the six months ended
June 30, 2008. The Partnership?s net asset value per Unit increased from $1,728.36 at December 31, 2007, to $1,875.62 at June 30, 2008.

The most significant trading gains of approximately 5.6% were experienced within the currency sector, primarily during January, February, and March, from long positions in the euro, Swiss franc, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to disappointing economic data in the U.S., which fueled persistent concerns of a possible U.S. recession. Within the global
       interest rate sector, gains of approximately 5.4% were recorded, primarily during January and February, from long positions in U.S., German, and Japanese interest rate futures as prices increased in a ?flight-to-quality? following a sharp decline in the global equity markets and concerns that an economic slowdown in the United States might weaken the global economy. During May, newly established short positions in European fixed-income futures resulted in additional gains as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Smaller gains of approximately 2.8% were experienced within the global stock index sector, primarily during January, February, and March, from short positions in European, Pacific Rim, and U.S. equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, and a weakening job market would restrain consumer spending and curb global economic growth. A portion of the Partnership?s gains for the first six months of the year was offset by losses of approximately 3.5% in the metals markets, primarily during the first quarter, from short futures positions in aluminum, copper, and zinc as prices increased in January and February due to news of weak global supplies amid rising demand from China and India. During March, additional losses were incurred from newly established long positions in aluminum futures as prices reversed lower amid speculation that a slumping U.S. economy might lead to
                             - 24 ?
       a decline in global demand for base metals.  Additional losses of approximately 0.4% were recorded within the energy sector, primarily during January, from short positions in natural gas futures as prices moved higher amid forecasts for colder weather and expectations of a decline in U.S. inventories. Elsewhere, long futures positions in crude oil resulted in smaller losses, primarily during January, as prices reversed lower due to fears that a possible economic recession in the U.S. would curb demand from the world's largest energy consumer.

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $2,261,889 and expenses totaling $466,889, resulting in net income of $1,795,000 for the three months ended
June 30, 2007. The Partnership?s net asset value per Unit increased from $1,929.48 at March 31, 2007, to $2,057.86 at June
30, 2007.

The most significant trading gains of approximately 4.7% were experienced in the global interest rate sector, primarily during May and June, from short positions in European fixed-income futures as prices moved lower amid continued optimism about the status of the European economy. Additionally, European interest rate futures prices were pressured lower on news that Germany's unemployment rate held at a six-year low, French unemployment
       dropped to the lowest level in 24 years, and housing
prices in the United Kingdom showed their biggest jump of 2007. Elsewhere in the interest rate futures markets, gains were recorded throughout the quarter from short positions in the U.S. fixed-income futures as prices moved lower after the Philadelphia Federal Reserve's index of regional manufacturing increased more than expected in April and Federal Reserve Bank of Richmond President Jeffrey Lacker stated there were still inflationary concerns present in the U.S. economy. Additional gains of approximately 2.3% were experienced in the currency sector, primarily during April and June, from short positions in the Japanese yen versus the U.S. dollar as the value of the yen weakened against most of its major rivals amid expectations that strengthening global equity markets would give investors more confidence to buy higher-yielding assets financed with money borrowed in Japan. Additionally, the value of the Japanese yen moved lower after news that the Tankan survey was weaker than expected, thereby decreasing the likelihood of an interest rate increase by the Bank of Japan. Elsewhere, gains were recorded during June from long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as these currencies increased leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Additionally, the Australian dollar and the New Zealand dollar moved higher after industry reports showed stronger than expected Australian
       consumer sentiment and solid Gross Domestic Product in New
Zealand. Within the global stock index sector, gains of approximately 0.7% were recorded primarily during April and May from long positions in European, U.S., and Australian equity index futures as prices rose due to the aforementioned strong economic data in the Euro-Zone and United States. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.7% in the agricultural markets, primarily during May and June, from short positions in sugar futures as prices moved higher on speculation of increased demand for ethanol. Additional losses were recorded during June from long positions in corn futures as prices fell after wet weather conditions prompted speculation of an increase in future supply. Furthermore, losses were incurred during June from long positions in wheat futures as prices moved lower as wet weather conditions in Australia and other exporting countries were expected to positively impact future supplies. Smaller losses of approximately 0.5% were incurred during May from long positions in silver and gold futures as prices declined amid technically based selling. Finally, losses of approximately 0.3% were recorded in the energy markets during April, May, and June from long positions in natural gas and crude oil futures. During April and May losses were recorded from long positions in natural gas futures as prices decreased amid reports of abundant global stockpiles. Additional losses were recorded during April, May,
       and June from long futures positions in crude oil and its related products as prices moved lower on expectations of a rise in global stockpiles.

The Partnership recorded total trading results including interest income totaling $(1,368,756) and expenses totaling $1,107,240, resulting in a net loss of $2,475,996 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit decreased from $2,213.24 at December 31, 2006, to $2,057.86 at June 30, 2007.

The most significant trading losses of approximately 4.3% were recorded in the currency markets during January, February, and March from long positions in the British pound and euro versus the U.S. dollar. The value of the British pound reversed lower against the U.S. dollar during the first quarter on speculation that the Bank of England would not increase interest rates. Additionally, the value of the British pound fell amid political uncertainty after British Prime Minister Tony Blair announced he would step down from office in June. During May, the value of the U.S. dollar reversed higher against the euro as stronger than expected U.S. economic data regarding services industries and worker productivity eased concerns of a slowdown in the U.S. economy. Elsewhere, losses were recorded in the South African rand versus the U.S. dollar from both long and short positions as
       the value of the rand moved without consistent direction throughout a majority of the year. Additional losses were incurred primarily during January from long positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar strengthened against the franc after a government report showing stronger than expected U.S. job growth and cooling speculation that the U.S. Federal Reserve might cut interest rates. Additional losses of approximately 2.3% were incurred in the metals markets throughout a majority of the year from both short and long positions in gold and silver futures as prices moved without consistent direction due to conflicting data regarding supply and demand. Additional losses were recorded from long positions in aluminum futures as prices decreased during May and June after the Chinese government announced that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus. Within the energy market, losses of approximately 1.4% were experienced throughout a majority of the year from both short and long positions in natural gas and crude oil futures as prices moved in a trendless pattern due to conflicting news regarding supply and demand. Additional losses of approximately 1.3% were incurred in the agricultural markets, primarily during January and February, from long positions in corn futures as prices dropped after the U.S. announced plans to seek alternative fuel sources other than ethanol. Additionally, corn prices fell
       sharply during March after the U.S. Department of
Agriculture?s Prospective Plantings report showed corn acreage was up in 2007 to its highest since 1944. Elsewhere in the agricultural complex, long positions in sugar futures resulted in losses during March and May as prices fell amid increased production from Brazil, Thailand, and India. Smaller losses of approximately 0.6% were incurred in the global stock index sector from long positions in U.S. and Japanese equity index futures as prices fell suddenly and sharply at the end of February into early March after the Shanghai stock market dropped 10% on concern that a government crackdown on investments with borrowed money might end a rally that drove benchmarks to record highs. A portion of the Partnership?s losses in the first six months of the year was offset by gains of approximately 1.8% in the global interest rate sector from short positions in European, U.S., and Japanese fixed-income futures as prices trended lower amid consistently strong consumer sentiment and unemployment data out of the Euro-Zone, the United States, and Japan, thereby leading investors to conclude that these respective central banks would raise interest rates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired
       for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008, and 2007. At June 30, 2008, and 2007, the Partnership?s total capitalization was approximately $19 million and $28 million, respectively.

Primary Market		     June 30, 2008        June 30, 2007
Risk Category			Value at Risk		 Value at Risk

Currency                    (0.90)%	                  -   %
Interest Rate               (0.58)	 	(0.10)
Equity                      (0.56)		(0.04)
Commodity                   (0.37)		                 -
Aggregate Value at Risk     (1.00)%		(0.12)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category        High      Low      Average
Currency	(1.71)%	(0.61)%	(1.07)%

Interest Rate	(1.18)	(0.58)	(0.76)

Equity	(0.56)	(0.10)	(0.30)

Commodity	(0.75)	(0.37)	(0.57)

Aggregate Value at Risk	(2.63)%	(1.00)%	(1.58)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 95% of the Partnership?s net

       asset value.  A decline in short-term interest rates would result in a decline in the Partnership?s cash management income.
This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid
                             - 39 ?
       markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.   The largest market exposure of the Partnership at June
30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2008, the Partnership?s major exposures were to the British pound, Japanese yen, and euro currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs.
       other currencies.  These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at June 30, 2008, was to the global interest rate sector. This exposure was primarily spread across European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments.

       Consequently, changes in short, medium, or long-term
interest rates may have an effect on the Partnership.

Equity. At June 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At June 30, 2008, the Partnership?s primary exposures were to the NIKKEI 225 (Japan), CAC 40 (France), FTSE 100 (United Kingdom), DAX (Germany), and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at June 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the coffee, sugar, cocoa, soybean oil, and wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       	Metals.	At June 30, 2008, the Partnership had market
exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in Australian dollars, Japanese yen, euros, Canadian dollars, British pounds, Swiss francs, Mexican pesos, and Turkish lira. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially
       the same manner in all market categories traded.  Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Changes in Internal Control Over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over
       financial reporting (as defined in Rules 13a-15(f) and
15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007 and the Partnership?s Report on Form 10Q for the quarter ended March 31, 2008.

Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter will terminate trading for the Partnership effective October 31, 2008, unless it becomes necessary or is prudent to do so beforehand. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 4-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be waived, given the absence of any further futures trading by the Partnership.
- 46 -


       Through November 30, 2008, qualified Limited Partners may, under certain conditions, redeem some or all of their interest in the Partnership and use the proceeds of such redemption to purchase an interest in another Morgan Stanley managed futures partnership for which Demeter is the general partner (an offering in any such managed futures partnership is by prospectus or offering memorandum only). Otherwise, Limited Partners may simply redeem their interest in the Partnership and receive the proceeds of such redemption in cash. Whether you exchange or redeem your Partnership Units, there will be no minimum holding period requirement or redemption charge. Limited Partners who do not redeem their interest in the Partnership prior to November 30, 2008, should be aware that final distribution of any remaining Partnership assets is anticipated to be made on or about December 15, 2008.

Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.

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



                        Morgan Stanley Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2008         By:/s/Christian Angstadt
                              Christian Angstadt
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.