Form 10-Q
period 2008-09-30
MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
filed 2008-11-14
CIK 867495

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2008




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of September 30, 2008
	(Unaudited) and December 31, 2007............................2

	Statements of Operations for the Three and Nine Months
	Ended September 30, 2008 and 2007 (Unaudited)................3

	Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2008 and 2007 (Unaudited) ...4

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2008 and 2007 (Unaudited)......................5

		Condensed Schedules of Investments as of September 30, 2008
		(Unaudited) and December 31, 2007............................6

	Notes to Financial Statements (Unaudited).................7-16

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations.........17-32

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk...........................................33?47

Item 4.	Controls and Procedures..................................47

Item 4T.	Controls and Procedures..................................48


PART II. OTHER INFORMATION

Item 1A.	Risk Factors.............................................49

Item 5.	Other Information.....................................49-50

Item 6. Exhibits.................................................51


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

	                 September 30,	 December 31,
                    2008      	           2007
	                  $	 $
	                     (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	16,636,013	18,351,654
	Restricted cash	        770,532	    1,945,251

	     Total cash	   17,406,545	  20,296,905

	Net unrealized gain on open contracts (MS&Co.)	     1,049,560             	     74,614
	Net unrealized gain (loss) on open contracts (MSIP)	       341,234      	         (2,035)

	     Total net unrealized gain on open contracts	     1,390,794	       72,579

     Options purchased (proceeds paid $0 and
         $820,994, respectively)					                  ?                          666,251

	     Total Trading Equity	18,797,339   	21,035,735

Interest receivable (MS&Co.)	                11,867	         41,169

	Total Assets	     18,809,206	  21,076,904

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,576,116	334,659
Management fees payable	28,604	        33,924
Accrued incentive fees	17,482	    ?
Accrued administrative expenses	          12,000      	         13,000
Options written (premiums received $0 and
   $908,725, respectively	)					                  ?                        666,251

	Total Liabilities	      1,634,202 	     1,047,834

Partners? Capital

Limited Partners (8,006.479 and
    11,462.204 Units, respectively)	16,970,864	19,810,763
General Partner (96.309 and
    126.309 Units, respectively)	          204,140	        218,307

	Total Partners? Capital	   17,175,004 	  20,029,070

	Total Liabilities and Partners? Capital	    18,809,206	  21,076,904

NET ASSET VALUE PER UNIT	        2,119.64	       1,728.36

	The accompanying notes are an integral part of these financial statements. </table>
- 2 -


	       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



                                             For the Three Months	                    For the Nine Months
 Ended September 30,    	           Ended September 30,__


           	    2008   	               2007    	        2008   	    2007
                             $	                        $		             $ 	$
INVESTMENT INCOME
	Interest income (MS&Co.)	       55,929	    229,541	    218,348	     822,561

EXPENSES
	Brokerage commissions (MS&Co.)	132,724	353,295	398,189	1,116,700
	Management fees	88,627	      126,395	300,657    	425,043
	Incentive fees	17,482	?     	17,482	?
	Administrative expenses	12,000    	       16,000	         39,000	      22,000
	Transaction fees and costs	          6,447	      10,296	     21,298	        49,483

		   Total Expenses 	     257,280	    505,986	    776,626	   1,613,226

NET INVESTMENT LOSS 	    (201,351)	   (276,445) 	   (558,278)	     (790,665)

TRADING RESULTS
Trading profit (loss):
	Realized	1,273,147	(3,126,092)	3,268,295	(5,006,334)
	Net change in unrealized	  1,058,765	      422,157	     1,230,484	         340,623

		   Total Trading Results	    2,331,912	 (2,703,935)	    4,498,779	   (4,665,711)

NET INCOME (LOSS)	    2,130,561	  (2,980,380)	   3,940,501	   (5,456,376)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	2,106,198	        (2,948,370)             3,897,080  	     (5,396,571)
	General Partner 	24,363	             (32,010)		     43,421                (59,805)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                         	244.02	 (226.52)      		391.28	(381.90)
  	General Partner                                                          	244.02	 (226.52)      		391.28	(381.90)

			                                                                         Units     	           Units	Units	         Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                                   9,146.947  	     12,879.299	   10,268.625          	13,927.626

	The accompanying notes are an integral part of these financial statements.

- 3 -

       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2008 and 2007
	(Unaudited)




	  Units of
	    Partnership	Limited	  General
	   Interest   	Partners	  Partner	Total
		$	 $	$
Partners? Capital,
     December 31, 2006	15,398.886	33,711,181	 370,296	34,081,477

Net Loss	?       	(5,396,571)	(59,805)	(5,456,376)

Redemptions	   (2,935.855)	  (5,749,399)	  (51,707)	    (5,801,106)

Partners? Capital,
     September 30, 2007	  12,463.031	  22,565,211	   258,784	  22,823,995






Partners? Capital,
     December 31, 2007	11,588.513	19,810,763	 218,307	20,029,070

Net Income	?       	3,897,080	43,421	3,940,501

Redemptions	   (3,485.725)	  (6,736,979)	  (57,588)	    (6,794,567)

Partners? Capital,
     September 30, 2008	    8,102.788	  16,970,864	   204,140	  17,175,004














The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	        For the Nine Months Ended September 30,

	      2008     	           2007
	      $	            $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	3,940,501	(5,456,376)
Noncash item included in net income (loss):
	Net change in unrealized	(1,230,484)	(340,623)

(Increase) decrease in operating assets:
	Restricted cash	1,174,719	      2,158,679
	Proceeds paid for options purchased	820,994	(1,039,340)
	Interest receivable (MS&Co.)	29,302	63,017
	Due from MS&Co.	?    	86,178

Increase (decrease) in operating liabilities:
	Accrued management fees 	(5,320)	         (19,165)
	Accrued incentive fees	17,482	?
	Accrued administrative expenses	         (1,000) 	                       (97,849)
	Premiums received for options written	     (908,725)	    1,169,855


Net cash provided by (used for) operating activities	   3,837,469	     (3,475,624)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (5,553,110)	   (5,713,500)

Net cash used for financing activities	   (5,553,110)	  (5,713,500)

Net decrease in unrestricted cash	(1,715,641)	(9,189,124)

Unrestricted cash at beginning of period	   18,351,654	   31,507,335

Unrestricted cash at end of period	   16,636,013	       22,318,211







	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
     Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

$
 %
$
%
$







September 30, 2008, Partnership Net Assets:  $17,175,004



Commodity
          ?
          ?
    823,168
       4.79
  823,168
Equity
          ?
          ?
    219,813
       1.28
  219,813
Foreign currency
  (766,078)
       (4.46)
    180,128
       1.05
  (585,950)
Interest rate
     58,481
        0.34
       ?
       ?
    58,481






     Grand Total:
 (707,597)
       (4.12)
  1,223,109
       7.12
   515,512

     Unrealized Currency Gain





   875,282

     Total Net Unrealized Gain



December 31, 2007, Partnership Net Assets:  $20,029,070



  1,390,794








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





<fn<




The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Portfolio Strategy Fund L.P. (the ?Partner-ship?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of the options and the premiums received/proceeds paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc (?MSIP?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., MSIP, and MSCG are wholly-owned

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsidiaries of Morgan Stanley.  Hyman Beck & Company Inc. (the
?Trading Advisor?) is the trading advisor to the Partnership.

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

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
- 10 -


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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	 Net Unrealized Gains/(Losses)
	       on Open Contracts	              Longest Maturities
		  Off-				        Off-
	 Exchange-	Exchange-		  Exchange-    Exchange-
Date                Traded 	 Traded 	Total 	   Traded  	    Traded
	     $	   $	  $
Sep. 30, 2008	1,976,744	(585,950)	1,390,794	Jun. 2009	   Dec. 2008
Dec. 31, 2007       316,134 	   (243,555)	 72,579	Sep. 2008   	Aug. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $19,383,289 and $20,613,039 at September 30, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements
       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

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

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of September 30, 2008:

       MORGAN STANLEY PORTFOLIO STRATEGY FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Assets
Quoted Prices in
Active Markets for
Identical Assets
       (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
  Significant
   Unobservable
     Inputs
   (Level 3)




      Total

Unrealized gain (loss) on open
contracts

$1,976,744

  $(585,950)

   n/a


$1,390,794


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


7.  Reclassifications
Certain prior year amounts relating to options on the Statements of Cash Flows and Condensed Schedules of Investments for December 31, 2007, were reclassified to conform to 2008 presentation. Certain prior year amounts on the Statements of Operations were reclassified to conform to 2008 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or
       will be profitable in the future.  Consequently, the
results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract, is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage

       commissions, administrative expenses, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $2,387,841 and expenses totaling $257,280, resulting in net income of $2,130,561 for the three months ended
September 30, 2008. The Partnership?s net asset value per Unit increased from $1,875.62 at June 30, 2008, to $2,119.64 at
September 30, 2008.

The most significant trading gains of approximately 5.0% were experienced within the currency sector, primarily during August and September. Such gains were recorded from short positions in the euro, British pound, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar increased relative to most of its rivals in August after the U.S. Commerce Department reported a larger-than-previously-estimated increase in Gross Domestic Product during the second quarter. The U.S. dollar then moved sharply higher against these currencies during September in
       tandem with surging U.S. Treasury prices amid a worldwide
"flight-to-quality" due to fears of an intense credit crunch and subsequent global recession, resulting in further gains from short positions in these currencies versus the U.S. dollar. Meanwhile, short positions in the Australian dollar versus the euro resulted in gains as the value of the Australian dollar decreased relative to the euro during September amid speculation that the Reserve Bank of Australia would cut interest rates to combat slowing economic growth. Within the global stock index sector, gains of approximately 2.7% were recorded, primarily during September, from short positions in U.S., European, and Pacific Rim equity index futures as prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant.
Furthermore, global equity prices plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions. Within the metals markets, gains of approximately 1.9% were experienced, primarily during August and September, from short futures positions in copper, aluminum, and zinc as prices dropped on concerns that turmoil in the financial markets would further weaken the global economy and erode demand for base metals. Elsewhere, short positions in silver futures resulted in gains
       during August and September as prices declined due to a rise in the value of the U.S. dollar. Within the energy markets, gains of approximately 1.4% were recorded throughout the majority of the quarter from short futures positions in natural gas as prices decreased amid rising inventories and news that the Atlantic hurricane season's first storm had avoided the gas-producing fields in the Gulf of Mexico. Additional gains were experienced from short positions in crude oil futures as prices moved lower throughout the quarter amid signs that the U.S. economic slump would extend into 2009 and curb future energy demand. Further gains of approximately 0.2% were recorded within the agricultural markets, primarily during September, from short futures positions in soybean oil and corn as prices declined amid news that favorable weather might improve crop conditions in the U.S. Midwest and speculation that a slowing U.S. economy might reduce demand for alternative biofuels. Smaller gains were experienced from short positions in cotton futures as prices dropped to a one-year low in September after the U.S. Department of Agriculture reported exports had remained below average due to a decline in demand. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.2% incurred within the global interest rate sector, primarily during July, from short positions in U.S. and European fixed-income futures as prices increased amid a ?flight-to-quality? due to the aforementioned drop in the global equity markets and worries
       regarding the fundamental health of the global economy.

The Partnership recorded total trading results including interest income totaling $4,717,127 and expenses totaling $776,626, resulting in net income of $3,940,501 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $1,728.36 at December 31, 2007, to $2,119.64 at September 30, 2008.

The most significant trading gains of approximately 13.8% were recorded within the currency sector from long positions in the euro and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during January, February, March, and June due to disappointing economic data in the U.S. Newly established short positions in the euro versus the U.S. dollar resulted in additional gains as the value of the U.S. dollar increased relative to most of its rivals in August after the U.S. Commerce Department reported a larger-than-previously-estimated increase in Gross Domestic Product during the second quarter. The U.S. dollar then moved sharply higher against the euro during September in tandem with surging U.S. Treasury prices amid a worldwide "flight-to-quality" due to fears of an intense credit crunch and subsequent global recession, resulting in further gains from short positions in these

       currencies versus the U.S. dollar.  Finally, short
positions in the Australian dollar versus the euro experienced gains as the value of the Australian dollar decreased relative to the euro during September amid speculation that the Reserve Bank of Australia would cut interest rates to combat slowing economic growth. Within the global stock index sector, gains of approximately 5.6% were recorded, primarily during the first quarter, from short positions in U.S., European, and Pacific Rim equity index futures as prices declined on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market might restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were experienced in September from short positions in global stock index futures as prices dropped sharply amid unprecedented U.S. financial market volatility and turmoil. Within the global interest rate sector, gains of approximately 4.1% were recorded, primarily during January and February, from long positions in U.S., German, and Japanese interest rate futures as prices increased in a ?flight-to-quality? following the aforementioned sharp decline in global equity prices and concerns that an economic slowdown in the United States would weaken the global economy. During May, newly established short positions in European fixed-income futures resulted in additional gains as prices declined after government reports revealed
       accelerating inflation in the Euro-Zone.  Within the
energy markets, gains of approximately 1.0% were experienced, primarily during the third quarter, from short positions in crude oil futures as prices moved lower on signs that the U.S. economic slump would extend into 2009 and curb future energy demand. Additional gains were recorded from short futures positions in natural gas as prices decreased throughout the third quarter amid rising inventories and news that the Atlantic hurricane season's first storm had avoided the gas-producing fields in the Gulf of Mexico. Further gains of approximately 0.2% were experienced within the agricultural sector from long futures positions in soybean oil and corn as prices increased during January and February following news that global production might drop, while rising energy prices might boost demand for alternative biofuels. Smaller gains were recorded during September from newly established short positions in soybean oil and corn futures as prices declined amid news that favorable weather might improve crop conditions in the U.S. Midwest and speculation that a slowing U.S. economy would reduce demand for alternative biofuels. A portion of the Partnership?s gains for the first nine months of the year was offset by losses of approximately 1.7% incurred with the metals markets, primarily during the first quarter, from short futures positions in aluminum, zinc, and copper as prices increased in January and February due to news of weak global supplies amid rising demand from China and India.
                             - 26 ?
       During March, additional losses were experienced from newly established long positions in aluminum futures as prices reversed lower amid speculation that a slumping U.S. economy would lead to a decline in global demand for base metals.
Smaller losses were recorded from short futures positions in gold as prices reversed sharply higher during September due to ?safe haven? buying amid global credit-market turmoil and uncertainty regarding the U.S. financial system.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(2,474,394) and expenses totaling $505,986, resulting in a net loss of $2,980,380 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $2,057.86 at June 30, 2007, to $1,831.34 at
September 30, 2007.

The most significant trading losses of approximately 5.5% were recorded in the global interest rate sector, primarily during July and August, from short positions in U.S., European, Australian, and Canadian fixed-income futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. Further losses were incurred during September from newly
       established long futures positions in European interest rates as prices reversed lower after a rebound in global equities and the U.S. Federal Reserve's decision to cut benchmark interest rates. Within the global stock index sector, losses of approximately 2.1% were experienced, primarily during July and August, from long positions in U.S., European, and Japanese equity index futures as prices reversed lower on persistent concerns that the collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. During September, further losses were recorded from newly established short positions in U.S. and European stock index futures as prices moved higher after the U.S. Federal Reserve cut its benchmark lending rate by half a percentage point in order to prevent the aforementioned real estate slump from dragging down the economy.
 Additional losses of approximately 2.0% were incurred within the agricultural sector, primarily during August, from long futures positions in coffee as prices decreased amid technically-based selling. Meanwhile, additional losses were experienced throughout the majority of the quarter from both long and short positions in cocoa futures as prices moved without consistent direction amid conflicting news regarding supply and demand.
                             - 28 ?
Elsewhere, long positions in sugar futures resulted in further losses as prices decreased during August on concern that increased supplies from India, the second-largest producer, would contribute to a global surplus. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.3% recorded within the currency sector, primarily during July and September, from long positions in the British pound and Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined relative to its major rivals amid continued concerns over the U.S. housing market and following news that the U.S. Federal Reserve had cut interest rates at its September 18, 2007 meeting. Furthermore, the value of the U.S. dollar moved lower amid growing sentiment that the U.S. Federal Reserve would cut borrowing costs a second time in 2007. Smaller gains of approximately 0.1% were recorded in the metals markets during August and September from short positions in aluminum futures as prices fell amid increasing stockpiles and speculation that losses in the global financial markets would cut demand for raw materials. Additional gains of approximately 0.1% were experienced within the energy sector, primarily during July and August, from short futures positions in natural gas as prices decreased on signs that inventories were sufficient to meet demand.

       The Partnership recorded total trading results including interest income totaling $(3,843,150) and expenses totaling $1,613,226, resulting in a net loss of $5,456,376 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $2,213.24 at December 31, 2006, to $1,831.34 at September 30, 2007.

The most significant trading losses of approximately 4.0% were incurred within the currency sector, primarily during January and February, from long positions in the British pound, euro, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved higher in January after stronger-than-expected economic data suggested that the U.S. Federal Reserve might not cut interest rates during the first quarter of 2007. Additional losses were recorded during January and March from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction amid conflicting economic data. Further losses were experienced during August from short U.S. dollar positions relative to the British pound, euro, and Australian dollar as the value of the U.S. dollar reversed higher against most of its rivals after continued volatility in the global equity markets and widening credit losses tied to U.S. subprime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Within the global interest rate sector, losses
                            - 30 -


       of approximately 3.8% were incurred primarily during
February from short positions in U.S., European, and Australian interest rate futures as prices moved higher following a massive sell-off in the global equity markets. Additional losses were experienced during March from newly established long positions in European, U.S., and Australian fixed-income futures as prices reversed lower due to reduced demand for the relative ?safety? of fixed-income investment after the stabilization of the global equity markets. Finally, losses were recorded during July and August from short futures positions in European, U.S., and Australian interest rates as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. Within the agricultural sector, losses of approximately 3.3% were experienced, primarily during March, from long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up this year to its highest since 1944. Elsewhere in the agricultural complex, losses were incurred during March, May, June, and August from both short and long futures positions in sugar as prices moved without consistent direction due to conflicting data regarding supply and demand. Meanwhile, long positions in coffee futures resulted in losses, primarily during January and August, as prices decreased amid technically-based
                             - 31 -


       selling.  Additional losses of approximately 2.7% were recorded within the global stock index sector, primarily during the first and third quarters, from both short and long positions in U.S., European, and Japanese equity index futures. During March, short positions in U.S., European, and Japanese stock index futures resulted in losses as prices increased on investor sentiment that equities had been ?over-sold? and amid optimism about the long-term future of the Japanese economy. Additional losses were experienced during July and August from long positions in U.S., European, and Japanese equity index futures as prices reversed sharply lower on persistent concerns that a collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the U.S. economy into a recession.
 Furthermore, global equity prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. Smaller losses of approximately 2.2% were incurred in the metals markets, primarily during March, May, and July, from long futures positions in gold and silver as prices declined amid heavy speculative selling and strength in the U.S. dollar. Additional losses of approximately 1.3% were recorded in the energy sector, primarily during February and May, from long positions in natural gas futures as prices fell amid speculation that mild weather in the U.S. would slow demand. Elsewhere in the energy markets, losses were incurred primarily during February, April, and May from both short and long futures positions in crude oil and its related products as prices moved inconsistently amid conflicting data regarding supply and demand.


-	32 ?

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008 and 2007. At September 30, 2008 and 2007, the Partnership?s total capitalization was approximately $17 million and $23 million, respectively.

Primary Market        September 30, 2008    September 30, 2007
Risk Category			Value at Risk		 Value at Risk

Currency                     (0.59)%              (1.05)%
Interest Rate                (0.53)	 	(0.67)
Equity                       (0.36)		(0.10)
Commodity                    (0.72)		(0.62)
Aggregate Value at Risk      (1.44)%	(1.52)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a
       percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30,
2008.
Primary Market Risk Category        High      Low      Average
Currency	(1.71)%	(0.59)%	(0.95)%

Interest Rate	(1.18)	(0.53)	(0.72)

Equity	(0.56)	(0.28)	(0.37)

Commodity	(0.75)	(0.37)	(0.60)

Aggregate Value at Risk	(2.63)%	(1.00)%	(1.56)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:

*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;


-	39 ?

*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2008 and 2007, and for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 105% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of
       the Securities Act and Section 21E of the Securities
Exchange Act.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.   The third largest market exposure of the Partnership
at September 30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing
       relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to the British pound, Japanese yen, euro, and Australian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At September 30, 2008, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across European, Japanese, U.S., Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the
       United Kingdom, Germany, Japan, Italy, and Canada.
However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At September 30, 2008, the Partnership?s primary exposures were to the Nikkei 225 (Japan), FTSE 100 (United Kingdom), S&P 500 (U.S.), CAC 40 (France), SPI 200 (Australia), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at September 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the coffee, soybean oil, cotton, sugar, cocoa, corn, and wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	 The second largest market exposure of the
Partnership at September 30, 2008, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as zinc, copper, lead, and aluminum, as well as precious metals, such as silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes its trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Energy. At September 30, 2008, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and natural gas. Price movements in these markets result from
       geopolitical developments, particularly in the Middle
East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.


   Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in Australian dollars, Japanese yen, euros, British pounds, Canadian dollars, Swiss francs, Mexican pesos, and Turkish lira. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors through the selection of a
                             - 46 ?
       Commodity Trading Advisor and by daily monitoring its performance. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s Reports on Form 10Q for the quarters ended March 31, 2008, and June 30, 2008.

Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter terminated trading for the Partnership effective October 31, 2008. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 4-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be waived, given the absence of any further futures trading by the Partnership.

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



                        Morgan Stanley Portfolio Strategy Fund L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2008       By:/s/Christian Angstadt
                              Christian Angstadt
                              Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.